Form 10-Q
period 1994-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-02-13
CIK 810663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1994
                              -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                              to
                              ------------------------------  ------------------

For Quarter Ended    December 31, 1994    Commission file number     0-16796
                 -------------------------                           -------


             Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

             Delaware                               04-2947737
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)



101 Arch Street, Boston, Massachusetts                02110-1106
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                         --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                  Page No.
- - - - ------------------------------                                                                  --------

Item 1.  Financial Statements

         Balance Sheets - December 31, 1994 (Unaudited)
            and March 31, 1994                                                                       1

         Statements of Operations (Unaudited) - For the Three
            and Nine Months Ended December 31, 1994 and 1993                                         2

         Statements of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1994 and 1993                                     3

         Statements of Cash Flows (Unaudited) - For the Nine Months
            Ended December 31, 1994 and 1993                                                         4

         Notes to Financial Statements (Unaudited)                                                   5

         Statements of Cash Available for Distribution
            (Unaudited) - For the Nine Months Ended
            December 31, 1994 and 1993                                                              10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                        11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          15

SIGNATURE                                                                                           16

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)


                                 BALANCE SHEETS

                                                                   December 31,                March 31,
                                                                       1994                      1994
                                                                  --------------             -------------
                                                                   (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                    $      536,226             $      44,790
     Other current assets                                                 30,373                    24,973
                                                                  --------------             -------------
              Total current assets                                       566,599                    69,763

Investments in securities (Note 2)                                     1,555,453                 2,279,787
Investments in Local Limited Partnerships,
   net of reserve for realization of $1,015,441
   and $1,241,427 at December 31, 1994 and
   March 31, 1994, respectively (Note 3)                              10,648,995                12,138,022
                                                                      ----------             -------------
              Total assets                                        $   12,771,047             $  14,487,572
                                                                  ==============             =============


Liabilities and Partners' Equity

Current liabilities:
     Accounts payable and accrued expenses (Note 4)               $       64,852             $      99,486
                                                                  --------------             -------------
              Total current liabilities                                   64,852                    99,486

Partners' equity                                                      12,706,195                14,388,086
                                                                  --------------             -------------
              Total liabilities and partners' equity              $   12,771,047             $  14,487,572
                                                                  ==============             =============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
         For the Three and Nine Months Ended December 31, 1994 and 1993


                                              Three Months Ended                    Nine Months Ended
                                                 December 31,                         December 31,
                                             1994               1993             1994             1993
                                          ----------         ----------      ------------     ------------

Revenues:
     Investment income                    $   23,830         $   86,050      $     30,897     $    181,489
     Other income                              1,350              1,950             9,700            4,903
                                          ----------         ----------      ------------     ------------
                                              25,180             88,000            40,597          186,392
                                          ----------         ----------      ------------     ------------
Expenses:
     General and administrative
       (Note 4)                               59,356            106,397           220,734          211,582
     Amortization                             27,625             28,298            82,878           84,894
                                          ----------         ----------      ------------     ------------
                                              86,981            134,695           303,612          296,476
                                          ----------         ----------      ------------     ------------
Loss before equity in loss of
     Local Limited Partnerships              (61,801)           (46,695)         (263,015)        (110,084)

Adjustment to provision for
   realization of investments
   in Local Limited Partnerships              78,827             71,846           225,986          202,984

Equity in loss of Local Limited
   Partnerships                             (534,812)          (648,710)       (1,624,635)      (1,988,518)
                                          ----------         ----------      ------------     ------------

Net loss                                  $ (517,786)        $ (623,559)     $ (1,661,664)    $ (1,895,618)
                                          ==========         ==========      ============     ============

Net loss allocated:
     To General Partners                  $   (5,178)        $   (6,236)     $    (16,617)    $    (18,956)
     To Limited Partners                    (512,608)          (617,323)       (1,645,047)      (1,876,662)
                                          ----------         ----------      ------------     ------------
                                          $ (517,786)        $ (623,559)     $ (1,661,664)    $ (1,895,618)
                                          ==========         ==========      ============     ============

Net loss per Limited
   Partnership Unit
   (50,000 Units)                            $(10.25)          $(12.35)           $(32.90)         $(37.53)
                                          ==========         ==========      ============     ============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY) (Unaudited)
              For the Nine Months Ended December 31, 1994 and 1993

                                                   Initial       Investor
                                     General       Limited        Limited      Unrealized
                                    Partners       Partner       Partners        Losses          Total
                                   ---------       -------    ------------      --------      ------------

Balance at March 31, 1994          $(290,616)      $ 4,648    $ 14,674,054      $      -      $ 14,388,086
Adjustment to reclassify
   unrealized losses at
   March 31, 1994                        393             -          38,931       (39,324)                0
Net change in unrealized losses            -             -               -       (20,227)          (20,227)
Net loss                             (16,617)            -      (1,645,047)     $      -        (1,661,664)
                                   ---------       -------    ------------      --------      ------------
Balance at December 31, 1994       $(306,840)      $ 4,648    $ 13,067,938      $(59,551)     $ 12,706,195
                                   =========       =======    ============      ========      ============



Balance at March 31, 1993          $(259,741)      $ 4,648    $ 17,730,701      $      -      $ 17,475,608
Net loss                             (18,956)            -      (1,876,662)            -        (1,895,618)
                                   ---------       -------    ------------      --------      ------------
Balance at December 31, 1993       $(278,697)      $ 4,648    $ 15,854,039      $      -      $ 15,579,990
                                   =========       =======    ============      ========      ============

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
              For the Nine Months Ended December 31, 1994 and 1993

                                                                         1994                     1993
                                                                      ----------               ----------
Net cash used by operating activities                                 $ (220,171)              $  (46,045)
                                                                      ----------               ----------

Cash flows from investing activities:
     Cash distributions received from Local Limited Partnerships           7,500                   27,006
     Decrease in investments in securities                               704,107                   82,387
                                                                      ----------               ----------
           Net cash provided by investing activities                     711,607                  109,393
                                                                      ----------               ----------

Net increase in cash and cash equivalents                                491,436                   63,348

Cash and cash equivalents, beginning                                      44,790                  202,254
                                                                      ----------               ----------

Cash and cash equivalents, ending                                     $  536,226               $  265,602
                                                                      ==========               ==========


   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                   Notes to Financial Statements (Unaudited)


1.       Significant Accounting Policies

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


2.       Investments in Securities

         A summary of investments in securities is as follows:

                                                                Gross           Gross
                                                             Unrealized      Unrealized          Fair
                                                Cost            Gains          Losses            Value
                                             ----------          ----         --------         ----------
Debt securities issued by the US
     Treasury and other US govern-
     ment corporations and agencies          $1,153,140          $710         $(51,693)        $1,102,157

Other debt securities                           461,864             -           (8,568)           453,296
                                             ----------          ----         --------         ----------

Investments in securities
     at December 31, 1994                    $1,615,004          $710         $(60,261)        $1,555,453
                                             ==========          ====         ========         ==========


The contractual maturities at December 31, 1994 are as follows:

                                                                                                 Fair
                                                                   Cost                          Value
                                                               -----------                    -----------
Due in one year or less                                        $   224,238                    $   224,554
Due in one to five years                                           727,905                        691,463
Due in five to ten years                                           308,754                        296,419
Due after ten years                                                354,107                        343,017
                                                               -----------                    -----------
                                                               $ 1,615,004                    $ 1,555,453
                                                               ===========                    ===========


         Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $2,586,000 for the nine months ended December 31, 1994. Included in investment income are gross gains of $426 and gross losses of $44,604 which were realized on these sales.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

             Notes to Financial Statements (Unaudited) (continued)

3.       Investments in Local Limited Partnerships

         The Partnership has acquired interests in thirty-four Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution of the Partnership's interest in the Local Limited Partnerships, proceeds of the sales will be distributed according to each respective partnership agreement.

       The following is a summary of Investments in Local Limited Partnerships:

                                                                                             September 30,
                                                                                                 1994
                                                                                               (Unaudited)
                                                                                             -------------
Capital contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of

   Local Limited Partnerships                                                                $  36,651,930

Cumulative equity in loss of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $6,174,331)                                               (28,125,805)

Cumulative cash distributions received from Local Limited Partnerships                            (791,633)
                                                                                             -------------

Investments in Local Limited Partnerships before adjustment                                      7,734,492

Excess of investment cost over the underlying net assets acquired:

     Acquisition fees and expenses                                                               4,770,577

     Accumulated amortization of acquisition fees and expenses                                    (840,633)
                                                                                             -------------

Investments in Local Limited Partnerships                                                       11,664,436

Reserve for realization of Investments in Local Limited Partnership                             (1,015,441)
                                                                                             -------------
                                                                                             $  10,648,995
                                                                                             =============

3.       Investments in Local Limited Partnerships (continued)

         Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets

                                                                                            September 30,
                                                                                                 1994
                                                                                              (Unaudited)
Assets:
     Investment property, net                                                               $  115,872,311
     Current assets                                                                              4,148,443
     Other assets                                                                                7,381,604
                                                                                            --------------
              Total assets                                                                  $  127,402,358
                                                                                            ==============

Liabilities and Partners' Equity:
     Long-term debt                                                                         $  111,652,045
     Current liabilities                                                                         4,317,495
     Other liabilities                                                                          13,665,522
                                                                                            --------------
              Total liabilities                                                                129,635,062

Partners' equity                                                                                (2,232,704)
                                                                                            --------------
              Total liabilities and partners' equity                                        $  127,402,358
                                                                                            ==============


Summarized Income Statements - For the Nine
Months Ended September 30, 1994 (Unaudited)

Rental and other income:                                                                    $   14,974,753
                                                                                            --------------

Expenses:
     Operating expenses                                                                          6,931,750
     Interest expense                                                                            7,555,536
     Depreciation and amortization                                                               3,685,138
                                                                                            --------------
              Total expenses                                                                    18,172,424

                  Net loss                                                                  $   (3,197,671)
                                                                                            ==============

Partnership's share of net loss                                                             $   (3,163,680)
                                                                                            ==============
Other partner's share of net loss                                                           $      (33,991)
                                                                                            ==============


         For the nine months ended December 31, 1994, the Partnership has not recognized $1,539,045 in equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses exceeded its total investments.

4.       Compensation to General Partners and Affiliates

         An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $81,395 and $86,468, respectively, that the Partnership has paid as reimbursement for salaries and benefits.

         Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 3 to the Financial Statements is $140,125 of fees earned by BFPM for the nine months ended December 31, 1994.


5.       Other Matters

       As previously reported, Terrace Housing Associates, Ltd. ("Terrace"), Rolling Green Associates, Ltd. ("Rolling Green"), and 2225 New York Ave. Ltd. ("Pebble Creek") successfully obtained summary judgments against HUD rolling back their rents. Terrace Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-786-T (W.D. Okla.), Rolling Green Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-1372-T (W.D. Okla.) and 2225 New York Ave. Ltd. v. Cisneros, et al., Civ. Action No. 4-92CV560Y (N.D. Tex.). Terrace, Rolling Green and Pebble Creek are subsidized under HUD's Section 8 Moderate Rehabilitation Program ("Mod Rehab Program"). On August 9, 1994, and then again on November 18, 1994, the U.S. Courts of Appeals for the Tenth Circuit and the Fifth Circuit, each respectively affirmed the U.S. District Court rulings in Terrace, Rolling Green and Pebble Creek.

         In addition, as previously reported, HUD has alleged that Pebble Creek violated certain requirements relating to the relocation of tenants at that property while the project was being renovated. This matter is currently the subject of an administrative appeal.

         In light of the favorable rulings in the Terrace, Rolling Green and Pebble Creek cases, counsel for these properties strongly believes that there are statutory, regulatory and contractual prohibitions to HUD rolling back the rents at the properties and to terminating the Housing Assistance Payments ("HAP") contract at Pebble Creek. The Partnership has invested in 20 Mod Rehab properties, comprising approximately 68% of its portfolio. The Managing General Partner believes that prior to the litigation, it was HUD's intention to attempt subsidy reductions and/or HAP terminations in the cases of 9 properties, comprising approximately 33% of the Partnership's portfolio.

         The General Partners believe that they are very close to entering into a settlement agreement with HUD that will resolve the Mod Rehab matter. Further, it is expected that the terms of the settlement will have no material adverse impact on the Partnership or its properties. Such agreement is subject to the approval of senior HUD officials and the local general partners. If this matter is not resolved and HUD is ultimately successful in obtaining rent rollbacks or HAP terminations, the rents from those properties may not be sufficient to meet operating expenses and/or debt service and foreclosures could result.

       Included in general and administrative expenses for the nine months ended December 31, 1994 is $40,914 of legal fees and related expenses incurred in connection with this issue.

         The Federal Office of Independent Counsel ("OIC") is conducting an investigation of certain developers and other persons related to the Mod Rehab Program (the "OIC Investigation"). Various aspects of this investigation have been reported in prior reports.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                 STATEMENTS OF CASH AVAILABLE FOR DISTRIBUTION
             (As Defined in the Partnership Agreement) (Unaudited)
              For the Nine Months Ended December 31, 1994 and 1993

                                                                  1994                           1993
                                                                  ----                           ----
Net loss                                                      $ (1,661,664)                  $ (1,895,618)

Non-cash expenses and changes in operating
   assets and liabilities                                        1,441,493                      1,849,573

Cash distributions received from Local
   Limited Partnerships                                              7,500                         27,006
                                                             -------------                   ------------

Net decrease to reserves                                      $   (212,671)                  $    (19,039)
                                                              ============                   =============

Cash available for distribution per
   Limited Partnership Unit (50,000 Units)                    $          -                   $          -
                                                              ============                   =============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves

         As of December 31, 1994, the Partnership has invested all of the funds available for investment in thirty-four Local Limited Partnerships.

         At December 31, 1994, approximately $1,989,000 of the Gross Proceeds has been reserved and is invested in various securities. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

         Approximately $2,500,000 of the Gross Proceeds had initially been reserved and invested in various securities. Reserves have decreased by $511,000 to approximately $1,989,000 for a number of reasons. First, $152,000 of tax credit adjusters have been paid to certain Local Limited Partnerships as a result of their generating higher than expected tax credits to be passed through to investors. Secondly, the Partnership has paid or accrued approximately $378,000 for legal fees and related expenses in connection with the Mod Rehab issue discussed in Note 5 to the Financial Statements. Additionally, legal fees relating to various property issues totaling approximately $6,000 have also been paid from reserves. Cash distributions received from Local Limited Partnerships have enabled the Partnership to restore approximately $25,000 of the reserves at December 31, 1994.

         The Partnership expects to receive additional funds from distributions of cash flow from operations of the Local Limited Partnerships in future years. It is expected that this source of funds, along with interest earned on reserves, will provide adequate working capital to the Partnership. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

         The Partnership had an increase in cash and cash equivalents of $491,436 for the nine months ended December 31, 1994. This increase was attributable to a decrease in investments in securities of $704,107 and cash distributions received from Local Limited Partnerships of $7,500. Offsetting these increases was cash used by operations of $220,171.

         The Partnership had an increase in cash and cash equivalents of $63,348 for the nine months ended December 31, 1993. This increase was attributable to a decrease in investments in securities of $82,387 and cash distributions received from Local Limited Partnerships of $27,006. Offsetting these increases was cash used by operations of $46,045.


Results of Operations and Significant Events

Nine Months Ended December 31, 1994

         For the nine months ended December 31, 1994, the Partnership had a net loss of $1,661,664, which included equity in loss of Local Limited Partnerships of $1,624,635 for the nine months ended September 30, 1994. Also included in the net loss is an adjustment to the provision for realization of investments in Local Limited Partnerships of $225,986 to reflect the net loss for the nine months ended September 30, 1994 of the Local Limited Partnership for which the reserve was previously established. The Partnership's loss from operations for the nine months ended December 31, 1994 of $263,015 was attributable to investment income and other income of $40,597, offset by general and administrative expenses of $220,734 and amortization of $82,878. Although the Partnership's operating expenses are expected to remain fairly stable, the net loss for the nine months ended December 31, 1994 is not necessarily indicative of the results that may be expected in future periods.

         The Local Limited Partnerships' overall net loss of $3,197,671 for the nine months ended September 30, 1994 was due to rental and other income of $14,974,753, offset by operating and interest expenses of $14,487,286, and $3,685,138 of depreciation and amortization expenses. The Partnership's share of this loss was $3,163,680. However, $1,539,045 of this loss was not recognized by the Partnership because the cumulative equity in losses relating to nine Local Limited Partnerships exceeded its total investments. The net losses for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected in future periods.

Nine Months Ended December 31, 1993

         For the nine months ended December 31, 1993, the Partnership had a net loss of $1,895,618, which included equity in loss of Local Limited Partnerships of $1,988,518 for the nine months ended September 30, 1993 and an adjustment to the provision for realization of Investments in Local Limited Partnerships of $202,984. The Partnership's loss from operations for the nine months ended December 31, 1993 of $110,084 was attributable to investment income and other income of $186,392, offset by general and administrative expenses of $211,582 and amortization of $84,894.

         The Local Limited Partnerships' overall net loss of $3,771,615 for the nine months ended September 30, 1993 was primarily due to rental and other income of $14,363,041, offset by operating and interest expenses of $14,155,732, and $3,978,924 of depreciation and amortization expenses. The Partnership's share of this loss was $3,731,082. However, $1,742,564 of this loss was not recognized by the Partnership because the cumulative equity in losses relating to six Local Limited Partnerships exceeded its total investments.

1994 versus 1993

         The Partnership's results of operations for the nine months ended December 31, 1994 resulted in a net loss of $1,661,664 as compared to a net loss of $1,895,618 for the same period in 1993. This decrease in net loss is primarily attributable to a decrease in the equity in loss of Local Limited Partnerships of $363,883. The overall loss of the Local Limited Partnerships decreased for the nine months ended September 30, 1994 as compared to the same period in 1993, primarily as a result of an increase in rental income for the current period. Offsetting the decrease in the equity in loss of Local Limited Partnerships is a decrease in investment and other income of $145,795 due to losses realized on the sale of investments during the nine months ended December 31, 1994.

Property Discussions

         Limited Partnership interests have been acquired in thirty-four Local Limited Partnerships which own and operate rental properties located in nineteen states. Seventeen of the properties with 732 apartments were newly constructed and seventeen of the properties with 2,125 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up.

         Most of the thirty-four Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or generating operating cash flow.

         A number of properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

         Pebble Creek, a property located in Arlington, Texas, generated positive cash flows in 1993 as a result of a HUD approved special rent adjustment in March of 1993 and a rent increase effective in May of 1993. However, high turnover and an increase in administrative expenses have caused the property to operate at a deficit for the first nine months of 1994. The Property continues to require high maintenance work. Pebble Creek also faces certain issues related to the Mod Rehab Program which are discussed in Note 5 to the Financial Statements.

         As previously reported, Elmore Hotel, located in Great Falls, Montana, and New Medford Hotel, located in Medford, Oregon, restructured their debt in 1993. These partnerships share a common Local General Partner. In addition, in each case the Local General Partner obtained a release of certain operating escrows to address delinquent property taxes. Under the current workout, each property has been operating above break-even for the first nine months of 1994.

         As previously reported, a lawsuit seeking $225,000 in damages has been filed against The New Medford Hotel. The lawsuit resulted from a contractor dispute relating to the reconstruction work undertaken at the building after a fire in 1990. The Local General Partner believes that the lawsuit is without merit and is vigorously contesting it. It is now scheduled for trial in February 1995.

         As previously reported, Logan Plaza, located in New York, New York, had experienced cash flow deficits due principally to the area's economic slow-down and a decline in the rental market. The Local General Partner has been working to increase occupancy and rental income and to contain operating expenses; the property has been operating above break-even for the first nine months of 1994. The Local General Partner has reached preliminary agreement with the lender to refinance the property's mortgage, however, the refinancing will be contingent upon the prevailing interest rate in August 1995, which is when the bonds can be refinanced.

         Cass House, located in Boston, Massachusetts, has been facing a difficult rental market and operating at a deficit. The Local General Partner renegotiated the property's SHARP subsidy agreement in 1992 to increase the flow of subsidy, however, the increase was not sufficient to cure deficits. The Local General Partner has recently requested additional subsidy needed to stabilize the property. Under the existing agreement with the lender, the Local General Partner has been supporting operations by guaranteeing up to $181,000 in funds and by deferring management fees. However, such funding obligations are limited and no assurance can be given that the Local General Partner will continue to meet these obligations.

         Verdean Gardens, located in New Bedford, Massachusetts, which shares a common Local General Partner with Cass House, continues to operate in a slow rental market. The Local General Partner renegotiated the property's SHARP subsidy agreement in 1992 thereby increasing the flow of subsidy. Under an agreement with the lender, the Local General Partner is obligated to support operations, however, such funding obligations are limited and no assurance can be given that the Local General Partner will be able to meet these obligations. The property requires maintenance work and the General Partner will work with the Local General Partner to determine how to best accomplish the property's needs.

         Two other properties have operated at deficits and have ongoing operating or financial difficulties. The Local General Partners of these properties are working on alternative solutions to the problems.

         It was previously reported that an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial") has been negotiating to purchase the Local General Partner interests five properties in which the Partnership has invested in (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. The parties have reached agreement on all aspects of the transaction and are currently awaiting approval from the U.S. Department of Housing and Urban Development ("HUD") and the local housing authorities for the substitution of general partners. Issues involving the Section 8 Moderate Rehabilitation Program (discussed more fully under Other Matters in Note 5 to the Financial Statements) may have some effect on the final outcome of the transaction.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Please see the discussion of legal proceedings under Note 5 to the Financial Statements.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:     February 13, 1995                  BOSTON FINANCIAL QUALIFIED HOUSING
                                              LIMITED PARTNERSHIP

                                         By:  29 Franklin Street, Inc.,
                                              its Managing General Partner




                                              s/Georgia Murray/
                                              ------------------------------
                                              Georgia Murray
                                              A Managing Director, Treasurer
                                              and Chief Financial Officer