Form 10-K
period 1995-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-06-29
CIK 810663

The total number of pages contained in this report and any exhibits or attachments hereto is ____. Index for Exhibits appears on Page ____.

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                              Commission file number
March 31, 1995                                                 0-16796

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

         Delaware                                           04-2947737
(State of organization)                                  (I.R.S. Employer
                                                        Identification No.)
    101 Arch Street, 16th Floor
         Boston, Massachusetts                             02110-1106
 (Address of Principal executive office)                   (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
         Title of each class                             which registered
                None                                           None
Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of Class)
                                    50,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [X]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.

                       $50,000,000 as of March 31, 1995

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

                                                      Part of Report on
                                                      Form 10-K into
                                                      Which the Document
Documents incorporated by reference                   is Incorporated

Post-Effective Amendments Nos. 1 through 3
 to the Form S-11 Registration Statement,
 File # 33-11910                                      Part I, Item 1

Report on Form 8-K filed on July 7, 1988              Part I, Item 1

Report on Form 8-K filed on January 20, 1989          Part I, Item 1

Prospectus -- Sections Entitled:

   "Other Government Assistance Programs"             Part II, Item 7

   "Estimated Use of Proceeds"                        Part III, Item 11

   "Management Compensation and Fees"                 Part III, Item 11

   "Profits and Losses for Tax Purposes, Tax
    Credits and Cash Distributions"                   Part III, Item 11

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           (A Limited Partnership)

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1995

                              TABLE OF CONTENTS


                                                                      Sequential
PART 1                                                      Page No.    Page No.

     Item 1 Business                                         K-3
     Item 2 Properties                                       K-6
     Item 3 Legal Proceedings                                K-13
     Item 4 Submission of Matters to a
             Vote of Security Holders                        K-13

PART II

     Item 5 Market for the Registrant's Units
             and Related Security Holder Matters             K-14
     Item 6 Selected Financial Data                          K-15
     Item 7 Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           K-16
     Item 8 Financial Statements and Supplementary Data      K-20
     Item 9 Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                            K-20

PART III

     Item 10 Directors and Executive Officers
              of the Registrant                               K-21
     Item 11 Management Remuneration                          K-22
     Item 12 Security Ownership of Certain Beneficial
              Owners and Management                           K-24
     Item 13 Certain Relationships and Related
              Transactions                                    K-24

PART IV

     Item 14 Exhibits, Financial Statement Schedule
             and Reports on Form 8-K                         K-25


SIGNATURES                                                   K-27

                                    PART I

Item 1.  Business

Boston Financial Qualified Housing Limited Partnership (the "Partnership") is a limited partnership formed on January 22, 1987 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership's partnership agreement ("Partnership Agreement") authorized the sale of up to 50,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $49,963,740 ("Gross Proceeds"), net of discounts of $36,260, through the sale of 50,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on April 29, 1988. No further sale of Units is expected.

The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), all of which benefit from some form of federal, state or local assistance programs and which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code) by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Partnership has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in three post-effective amendments to the Registration Statement and in two Form 8-K filings listed in Part IV of this Report on Form 10-K (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                   TABLE A

                            SELECTED LOCAL LIMITED
                               PARTNERSHIP DATA


          Properties owned by                            Date
             Local Limited                               Interest
             Partnerships              Location          Acquired
        ------------------------    ---------------      ----------

         Barrington Manor            Fargo, ND           12/31/87
         Bingham                     Bingham, ME         12/30/87
         Birmingham                  Randolph, ME        12/30/87
         Bittersweet                 Randolph, MA        10/27/87
         Boulevard Commons           Chicago, IL         07/14/88
         Brentwood Manor II          Nashua, NH          01/20/89
         Cass House/Roxbury Hills    Boston, MA          06/08/88
         Chestnut Lane               Newnan, GA          08/01/88
         Coronado Courts             Douglas, AZ         12/18/87
         Country Estates             Glennville, GA      03/01/88
         600 Dakota                  Wahpeton, ND        10/01/88
         Delmar                      Gillette, WY        10/01/88
         Duluth                      Sioux Falls, SD     10/01/88
         Elmore Hotel                Great Falls, MT     12/22/87
         Graver Inn                  Fargo, ND           12/31/87
         Hazel-Winthrop              Chicago, IL         12/30/87
         Heritage Court              Dundalk, MD         01/20/89
         Hughes                      Mandan, ND          12/31/87
         Lakeview Heights            Clearfield, UT      12/30/87
         Logan Plaza                 New York, NY        05/10/88
         New Medford Hotel           Medford, OR         12/22/87
         Heritage View               New Sweden, ME      12/30/87
         Pebble Creek                Arlington, TX       06/20/88
         Hillcrest III               Perryville, MO      03/31/89
         Pine Village                Pine Mountain, GA   03/01/88
         Rolling Green               Edmond, OK          09/30/87
         Sierra Pointe               Las Vegas, NV       09/01/87
         Sierra Vista                Aurora, CO          09/30/87
         Talbot Village              Talbotton, GA       03/01/88
         Terrace                     Oklahoma City, OK   11/20/87
         Trenton                     Salt Lake City, UT  12/30/87
         Verdean Gardens             New Bedford, MA     05/31/88
         Willowpeg Village           Rincon, GA          03/01/88
         Windsor Court               Aurora, CO          12/30/87

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of three Local Limited Partnerships in which the Partnership acquired a 98% interest, a 98.99% interest and a 98.974% interest. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in loss of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Under the terms of the Partnership Agreement, the Partnership initially set aside 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. As of March 31, 1995, the level of reserves has decreased to approximately $1,979,000. The primary cause of the decrease is approximately $375,000 paid for legal fees and related expenses in connection with the Mod Rehab issue discussed in Note 7 to the Financial Statements under Item 8 of this Report on Form 10-K. Additionally, the Partnership has paid approximately $152,000 of tax credit adjusters to certain Local Limited Partnerships as a result of their generating higher than expected Tax Credits to be passed through to investors. Also, legal fees relating to various property issues totaling approximately $18,000 have also been paid from reserves. Cash distributions received from Local Limited Partnerships have enabled the Partnership to add approximately $25,000 to reserves at March 31, 1995.

The Partnership's primary source of working capital is investment income earned on the reserves. Additionally, the Partnership expects to receive distributions from cash flows from operations of its Local Limited Partnership interests in future years. It is expected that these sources of funds will provide adequate working capital to the Partnership.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1995, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the net investment in Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor, and Sierra Point Limited Partnerships, representing 28%, have Phillip Abrams Ventures, Inc. and PWD, Inc., as Local General Partners; (ii) Graver Inn, Barrington Manor, Hughes, 600 Dakota and Duluth Limited Partnerships, representing 9.0%, have Jerry L. Meide and RABB, Inc. as General Partners; (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.0%, have WHP Holdings, Inc. as the Local General Partner; (iv) Trenton and Lakeview Heights Limited Partnerships, representing 2.0%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; and (v) Bingham, Birmingham, and New Sweden Limited Partnerships, representing 1.0%, have Charles B. Mattson and Todd Mattson as Local General Partners. The net investment in the following Local Limited Partnerships has reached zero as of March 31, 1995: (i) Delmar Limited Partnership has J. Michael Queenan as Local General Partner; and (ii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnership have Michael G. Kistler and William E. Johnson as General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since all of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

The Partnership is managed by 29 Franklin Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Franklin 29 Limited Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-four Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance programs which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Hazel-Winthrop, Logan Plaza and Boulevard Commons, where the Partnership's ownership interest is 98.99%, 98% and 98.974%, respectively, of each.

Each of the Local Limited Partnerships has received an allocation of Tax Credits by its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.

Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Barrington Manor
  Limited Partnership
Barrington Manor
Fargo, ND                    18          175,200          175,200           665,000       Section 8         100%

Bingham Family Housing
  Associates (A Limited
  Partnership)
Bingham
Bingham, ME                  24          240,900          240,900         1,170,959         FmHA            100%

Birmingham Housing
  Associates
  (A Limited Partnership)
Birmingham Village
Randolph, ME                 24          236,520          236,520         1,165,549         FmHA             96%

MB Bittersweet Associates
  Limited   Partnership
  (a Massachusetts
  Limited Partnership)
Bittersweet
Randolph, MA                 35          620,500          620,500         2,539,957        Loans            100%

Boulevard Commons
  Limited Partnership
Boulevard Commons
Chicago, IL                 212        4,527,850        4,527,850        10,425,105       Section 8          91%

Michael J. Dobens
  Limited Partnership I
Brentwood Manor II
Nashua, NH                   22          300,000          300,000           791,857       Section 8         100%


Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Cass House Associates Limited
  Partnership (a Massachusetts
  Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                  111        2,141,090        2,141,090         8,310,668        Loans             96%

Chestnut Lane Limited
  Partnership (A Limited
  Partnership)
Chestnut Lane
Newnan, GA                   50          282,510          282,510         1,480,305         FmHA             96%

Coronado Courts Limited
  Partnership
Coronado Courts
Douglas, AZ                 145        1,800,000        1,800,000         3,817,996       Section 8          99%

Glennville Properties
  (A Limited Partnership)
Country Estates
Glennville, GA               24          121,910          121,910           598,326         FmHA             96%

600 Dakota Properties
  Limited Partnership
600 Dakota
Wahpeton, ND                 28          113,000          113,000           704,397       Section 8          89%

Delmar Housing Associates
  Limited Partnership
Delmar
Gillette, WY                 16          128,000          128,000           425,932       Section 8         100%


Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Duluth Limited Partnership
Duluth
Sioux Falls, SD              11          107,000          107,000           263,038       Section 8          96%

Oregon Landmark-Three
  Limited Partnership
Elmore Hotel
Great Falls, MT              60        1,022,000        1,022,000         3,456,848       Section 8          99%

Graver Inn
  Limited Partnership
Graver Inn
Fargo, ND                    70          819,500          819,500         2,126,086       Section 8          98%

Hazel-Winthrop
  Apartments
  (An Illinois Limited
  Partnership)
Hazel-Winthrop
Chicago, IL                  30          350,400          350,400         2,135,844       Section 8         100%

Heritage Court
  Limited Partnership
Park Terrace
Dundalk, MD                 101        2,048,750        2,048,750         1,725,000         Loans           100%

Hughes Apartments
  Limited Partnership
Hughes
Mandan, ND                   47          343,100          343,100         1,210,000       Section 8          68%


Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Lakeview Heights
  Apartments, Ltd.
  (A Limited Partnership)
Lakeview Heights
Clearfield, UT               83          584,000          584,000         2,866,493       Section 8          98%

Logan Plaza Associates
Logan Plaza
New York NY                 130        2,240,000        2,240,000        11,490,127         Loans            93%

New Medford Hotel
  Associates
  Limited Partnership
New Medford Hotel
Medford, OR                  74        1,417,765        1,417,765         3,286,176        Section 8        100%

New Sweden Housing
  Associates
  (A Limited Partnership)
Heritage View
New Sweden, ME               24          237,250          237,250         1,171,014          FmHA            96%

2225 New York Avenue, Ltd
  (A Limited Partnership)
Pebble Creek
Arlington, TX               352        2,512,941        2,512,941         7,968,916        Section 8         92%

Perryville Associates I, L.P
  (A Limited Partnership)
Hillcrest III
Perryville, MO               24          128,115          128,115           594,173          FmHA           100%

Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Pine Village Limited
  Partnership
  (A Limited Partnership)
Pine Village
Pine Mountain, GA            36          188,340          188,340           944,327          FmHA            72%

Rolling Green Housing
  Associates, Ltd
  (a Limited Partnership)
Rolling Green
Edmond, OK                  166        1,855,650        1,855,650         4,869,635        Section 8         97%

Sierra Vista Housing
  Associates, Ltd
  (a Limited Partnership)
Sierra Pointe
Las Vegas, NV               160        3,016,008        3,016,008         7,252,518        Section 8         99%

Sundance Housing
  Associates, Ltd
  (A Limited Partnership)
Sierra Vista
Aurora, CO                  209        2,271,751        2,271,751         6,393,867        Section 8        100%

Talbot Village
  Limited Partnership
  (A Limited Partnership)
Talbot Village
Talbotton, GA                24          121,180          121,180           604,798            FmHA         100%

Terrace Housing
  Associates, Ltd.
  (a Limited Partnership)
Terrace
Oklahoma City, OK           206        1,950,550        1,950,550         5,319,946        Section 8         92%

Local Limited                              Capital Contributions
Partnership                               Total            Paid           Mtge. Loans                   Occupancy at
Property Name            Number of      Committed at      Through           Payable at        Type of     March 31,
Property Location        Apt. Units    March 31, 1995  March 31, 1995   December 31, 1994   Subsidy*        1995
- - -----------------------  ----------   --------------  ---------------   -----------------  ---------  -------------
Trenton Apartments, Ltd.
  (A Limited Partnership)
Trenton
Salt Lake City, UT           37          237,250          237,250           856,869       Section 8       97%

Verdean Gardens Associates Limited
  Partnership (a Massachusetts
  limited partnership)
Verdean Gardens
New Bedford, MA             110        2,409,000        2,409,000         7,857,105         Loans         85%

Willowpeg Village Limited Partnership
  (A Limited Partnership)
Willowpeg Village
Rincon, GA                   57          288,400          288,400         1,486,014         FmHA         100%

Windsor Court Housing Associates,
  Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                  143        1,815,500        1,815,500         4,558,551       Section 8       96%
                                     -----------      -----------      ------------
                                     $36,651,930      $36,651,930      $110,533,396
                                     ===========      ===========      ============

* Loans This subsidy can be one or a combination of different types of loans. For instance, the loans may be 1) below-market-rate interest loans; 2) be provided by the redevelopment agency of the town or city in which the property is located at favorable terms;
             3) have repayment terms that are based on a percentage of cash flow; or 4) be a combination of any of the above.

  FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

  Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

One Local Limited Partnership, Boulevard Commons, invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Boulevard Commons is a 212-unit rehabilitation apartment complex with six buildings located in Chicago, Illinois.

Boulevard Commons is financed by a first mortgage at 10% interest, insured by the U.S. Department of Housing and Urban Development ("HUD"), and was refinanced at 8.875% on April 1, 1995. The maturity date of the refinanced note is April 1, 2030. The apartment project is pledged as collateral for the note. In addition to this, there is a junior mortgage payable to the City of Chicago which bears interest at 3% per annum.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7, and 8 of this Report.


Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it. However, attention is called to the discussion of the Moderate Rehabilitation Program Properties in
Item 7 of this Report.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1995, there were 3,351 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid for the years ended March 31, 1995, 1994 and 1993.

Item 6.  Selected Financial Data

     The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                 March 31,           March 31,        March 31,            March 31,          March 31,
                                   1995                1994             1993                1992                1991
                               ------------        ------------       ----------         -----------        -----------
Revenue                        $     77,348        $   204,552          $ 176,681        $   177,648        $   172,566
Equity in loss of
  Local Limited
  Partnerships                   (2,732,227)        (3,076,265)        (4,468,387)        (4,312,822)        (6,147,427)
Net loss                         (3,142,627)        (3,048,198)        (4,532,734)        (6,435,819)        (6,305,596)
  Per Limited
  Partnership Unit                   (62.22)            (60.35)            (89.75)           (127.43)           (124.85)
Cash, cash equivalents
  and investments
  in securities                   2,374,552          2,324,577          2,299,837          2,342,896          2,791,470
Investment in Local
  Limited Partnerships,
  at original cost               41,422,507         41,422,507         41,422,507         41,422,507         41,081,241
Total assets (A)                 11,358,168         14,487,572         17,626,031         22,072,094         28,683,796
Cash distribution (C)                    --                 --                 --            202,270            622,131
  Per Limited
    Partnership Unit (C)                 --                 --                 --               4.00              12.44
Other Data:
Passive loss (B)                 (6,757,956)        (7,213,910)        (7,195,871)        (8,849,490)        (8,761,947)
  Per Limited
    Partnership Unit (B)            (133.81)           (142.84)           (142.48)           (175.22)           (173.49)
Portfolio income (B)                321,042            420,572            609,370            607,908            726,322
  Per Limited
    Partnership Unit (B)               6.36               8.33              12.07              12.04              14.38
Low-Income Housing
  Tax Credits (B)                 7,512,822          7,490,806          7,479,988          7,522,003         11,163,450
  Per Limited
    Partnership Unit (B)             148.55             148.11             147.89             148.74             222.61
Local Limited
    Partnership interests
  owned at end of period                 34                 34                 34                 34                 34

(A)   Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1994, 1993, 1992, 1991 and 1990, represents the amount distributed to individual investors. Corporate investors received Low-Income Housing Tax Credits of $158.40, $158.11, $157.89, $158.40 and 148.46 per Unit in 1994, 1993, 1992, 1991 and 1990,
      respectively.

(C)   All cash distributions represent a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended March 31, 1995, the Partnership had an increase in cash and cash equivalents of $263,426 from $44,790 at March 31, 1994 to $308,216 at March 31, 1995. The increase is attributable to cash distributions received from Local Limited Partnerships and proceeds from the sales and maturities of securities in excess of cash expenditures for the purchase of marketable securities. Partially offsetting these increases in cash is cash used for operations.

At March 31, 1995, approximately $1,979,000 of the Gross Proceeds has been reserved and is invested in various securities. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

The Partnership expects to receive additional funds from distributions of cash flow from operations of the Local Limited Partnerships in future years. It is expected that this source of funds, along with interest earned on reserves, will provide adequate working capital to the Partnership.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions to Limited Partners were made in the three years ended March 31, 1995. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of the Partnership's funds, at money market rates, prior to the funds being contributed to the Partnership's Local Limited Partnership investments. As of March 31, 1995, all required capital contributions have been made to Local Limited Partnerships. The interest that is earned on the funds held in reserves, as well as any cash distributions received from Local Limited Partnerships, will first be used to fund operations of the Partnership.

The Managing General Partner has decided to add to reserves with distributions which may be received from Local Limited Partnerships. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1995 versus 1994

The Partnership's results of operations for the year ended March 31, 1995 resulted in a net loss of $3,142,627, as compared to a net loss of $3,048,198 for the same period in 1994. The slight increase is primarily attributable to an increase in the provision for valuation of Investments in the Local Limited Partnerships and a decline in investment income resulting from lower investment rates. These increases were partially offset by a decline in equity in losses of Local Limited Partnership.

The increases in the provision for valuation of Investments in Local Limited Partnerships is the result of a $273,000 reserve against the Partnership's investment in one Local Limited Partnership to net realizable value. Partially offsetting this amount is a decrease in the reserve amount related to 2225 New York Avenue, L.P. The decrease occured because of a smaller loss realized by the property for the year ended December 31, 1994 as compared to the same period in 1993. The decrease is primarily attributable to a decrease in operating expenses and entity expenses.

The equity in losses of Local Limited Partnerships decreased for the year ended March 31, 1995, as compared with the same period in 1994 primarily as a result of an increase in rental income in 1994 and a decrease in depreciation as assets become or approach being fully depreciated.

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership plans to adopt the new standard for its year ending March 31, 1997, however, it is not expected to have a significant effect on financial position or results of operations.

Low-Income Housing Tax Credits

The 1994, 1993 and 1992 Low-Income Housing Tax Credits per Unit for individuals were $148.55, $148.11 and $147.89, respectively. The 1994, 1993 and 1992
Low-Income Housing Tax Credits per Unit for corporations were $158.40, $158.11 and $157.89, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits are expected to remain stable for the three years subsequent to 1994 and then they are expected to decrease as certain properties reach the end of the ten-year credit period.

1994  versus 1993

The Partnership's results of operations for the year ended March 31, 1994 resulted in a net loss of $3,048,198, as compared to a net loss of $4,532,734 for the same period in 1993. This decrease in net loss is primarily attributable to a decline in equity in losses of Local Limited Partnerships of $1,392,122 and a decrease to the provision for realization of Investments in Local Limited Partnerships (discussed in more detail below) of $150,000. Other factors contributing to the fluctuations in net loss are a $27,871 increase in revenue accompanied by a $200,715 decrease in general and administrative expenses in the 1994 period.

The equity in losses of Local Limited Partnerships decreased for the year ended March 31, 1994, as compared with the same period in 1993 primarily as a result of (i) Coronado Courts had retroactive rental income of $120,000 in the year ended December 31, 1993, (ii) the depreciation at Heritage Court decreased by $154,000 in 1993 because in 1992 there was a change in the estimated useful life of the building from a 40-year life to a 30-year life and (iii) there were unrecognized losses relating to eight Local Limited Partnerships whose cumulative equity in losses exceeded the Partnership's total investments.

The $150,000 decrease in the provision for valuation of Investments in Local Limited Partnerships occurred because of a smaller loss realized by 2225 New York Avenue, LP for the year ended December 31, 1993 as compared to the same period in 1992. The decrease is primarily attributable to a HUD approved rent increase of $201,000 and a decrease in entity expenses of $99,000.

The decrease in general and administrative expenses for the year ended March 31, 1994 as compared to the same period in 1993 is primarily attributable to a decrease in accounting expense for the 1994 period and a decrease of $164,000 for legal fees and related expenses incurred in connection with the Mod Rehab issue discussed in more detail below.

Property Discussions

Limited Partnership interests have been acquired in thirty-four Local Limited Partnerships which own and operate rental properties located in nineteen states. Fourteen of the properties with 768 apartments were newly constructed and twenty of the properties with 2,089 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up.

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

Pebble Creek, a property located in Arlington, Texas, generated positive cash flows in 1993 as a result of a HUD approved special rent adjustment in March of 1993 and a rent increase effective in May of 1993. However, high turnover and an increase in administrative expenses have caused the property to operate at a deficit for the year ending December 31, 1994. The Property continues to require high maintenance work. In other related matters, Pebble Creek has successfully obtained a summary judgment preventing HUD from rolling back rents at the property (which was also sustained on appeal) as well as reaching a settlement relating to the Mod Rehab Program, both of which are discussed in Note 7 to the Financial Statements.

As previously reported, Elmore Hotel, located in Great Falls, Montana, and New Medford Hotel, located in Medford, Oregon, restructured their debt in 1993. These partnerships share a common Local General Partner. In addition, in each case the Local General Partner obtained a release of certain operating escrows to address delinquent property taxes. Under the current workout, each property has been operating above break-even for the year ending December 31, 1994.

As previously reported, a lawsuit seeking $225,000 in damages has been filed against The New Medford Hotel. The lawsuit resulted from a contractor dispute relating to the reconstruction work undertaken at the building after a fire in 1990. The Local General Partner believes that the lawsuit is without merit and is vigorously contesting it. It was scheduled for trial in February, 1995 but has been delayed indefinitely.

As previously reported, Logan Plaza, located in New York, New York, had experienced cash flow deficits due principally to the area's economic slow-down and a decline in the rental market. The Local General Partner has been working to increase occupancy and rental income and to contain operating expenses; the property has been operating above break-even for the year ending December 31, 1994 due mainly to a strengthening sub-market. The Local General Partner has reached preliminary agreement with the lender to refinance the property's mortgage; however, the refinancing will be contingent upon the prevailing interest rate in August 1995, when the bonds can be refinanced.

Cass House, located in Boston, Massachusetts, has been facing a difficult rental market and operating at a deficit. The Local General Partner renegotiated the property's SHARP subsidy agreement in 1992 to increase the flow of subsidy; however, the increase was not sufficient to cure deficits. The Local General Partner has recently requested additional subsidy needed to stabilize the property. Under the existing agreement with the lender, the Local General Partner has been supporting operations by guaranteeing up to $181,000 in funds and by deferring management fees. However, such funding obligations are limited and no assurance can be given that the Local General Partner will continue to meet these obligations. MHFA approval of the restructuring is pending.

Verdean Gardens, located in New Bedford, Massachusetts, which shares a common Local General Partner with Cass House, continues to operate in a slow rental market. The Local General Partner renegotiated the property's SHARP subsidy agreement in 1992 thereby increasing the flow of subsidy. Under an agreement with the lender, the Local General Partner is obligated to support operations; however, such funding obligations are limited and no assurance can be given that the Local General Partner will be able to meet these obligations. The property requires maintenance work and the General Partner will work with the Local General Partner to determine how to best accomplish the property's needs.

Two other properties have operated at deficits and have ongoing operating or financial difficulties. The Local General Partners of these properties are working on alternative solutions to the problems.

It was previously reported that an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial") has been negotiating to purchase the Local General Partner interests in five properties in which the Partnership has invested in (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. This transaction will require approval from the U.S. Department of Housing and Urban Development ("HUD") and the local housing authorities for the substitution of general partners. Issues involving the Section 8 Moderate Rehabilitation Program (discussed more fully under Other Matters in Note 7 to the Financial Statements) may have some effect on the final outcome of the transaction.

Since all of the Properties in the Fund benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants, and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the Properties listed in this report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

The Partnership has invested 68% of its Gross Proceeds in Properties which benefit from the Section 8 Moderate Rehabilitation Program ("Mod Rehab Program"). As previously reported, the Mod Rehab Program has been the subject of governmental reviews and litigation.

As previously reported, Terrace Housing Associates, Ltd. ("Terrace"), Rolling Green Associates, Ltd. ("Rolling Green"), and 2225 New York Ave. Ltd. ("Pebble Creek") successfully obtained summary judgments against HUD rolling back their rents. Terrace Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-786-T (W.D. Okla.), Rolling Green Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-1372-T (W.D. Okla.) and 2225 New York Ave. Ltd. v. Cisneros, et al., Civ. Action No. 4-92CV560Y (N.D. Tex.). Terrace, Rolling Green and Pebble Creek are subsidized under the Mod Rehab Program. On August 9, 1994, and then again on November 18, 1994, the U.S. Courts of Appeals for the Tenth Circuit and the Fifth Circuit, each respectively affirmed the U.S. District Courts rulings in Terrace, Rolling Green, and Pebble Creek.

In addition, as previously reported, HUD has alleged that Pebble Creek violated certain requirements relating to the relocation of tenants at that property while the project was being renovated. HUD demanded that it be reimbursed for all subsidy payments made with respect to the so-called 161 "ineligible" units. The latter matter was the subject of an administrative appeal.

In light of the very favorable rulings in the Terrace, Rolling Green and Pebble Creek cases, counsel for these properties strongly believes that there are statutory, regulatory and contractual prohibitions to HUD rolling back the rents at the properties and to terminating the Housing Assistance Payments ("HAP") contract at Pebble Creek.

Under the coordination of the General Partner, most Local General Partners of Mod Rehab Properties have now entered into a settlement agreement with HUD regarding the Mod Rehab matter.

In summary, the settlement agreement provides that if certain criteria are met, the mortgages on the Mod Rehab properties will be refinanced; debt service savings will then be passed along to HUD in the form of reduced Section 8 payments. In return, HUD has agreed to release any and all rent rollback or ineligible unit/relocation claims for Mod Rehab properties which participate in the settlement. In addition, HUD has agreed to promptly pay certain rent adjustments which it has previously withheld from certain Mod Rehab Program Properties. The General Partner believes that the settlement is favorable to the Partnership and its Properties.

As previously reported, there have been investigations and prosecutions involving certain developers and other persons related to the Mod Rehab Program. It appears that such investigations and prosecutions are winding down, and it is not currently expected that these matters will have any material adverse impact on the Partnership and its Properties.

HUD has recently proposed to Congress a plan that would involve major changes with respect to properties with expiring project-based Section 8 contracts. Such plan, which is generally referred to as "Mark-to-Market," would involve the restructuring of the insured mortgage debt on the properties and replacing project-based rental assistance with portable vouchers for tenants. If adopted, Mark-to-Market will have a profound impact on subsidized housing in the United States. However, Mark-to-Market is not expected to have any material impact on the Partnership or its Properties any time soon because of the long-term nature of the Section 8 contracts which the Properties are parties to. Boston Financial is an active participant in the Mark-to-Market debate; William E. Haynsworth, the Managing General Partner's Chief Operating Officer, recently testified before a U.S. Senate Subcommittee on the issue. It is expected that future reports will include updates on the progress of Mark-to-Market.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1995, 1994 and 1993.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index to Financial Statements and Schedules on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner" or "Franklin, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. In March of 1993, David S. Kirk, a Vice President of the Managing General Partner, 29 Franklin Street, Inc. retired from his position. George Fantini, Jr., a Vice President of the Managing General Partner, 29 Franklin Street, Inc. resigned his position effective June 30, 1995.

The Managing General Partner was incorporated in January 1987. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner, and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

    Name                         Position

Georgia Murray             Managing Director, Treasurer
                            and Chief Financial Officer
Fred N. Pratt, Jr.         Managing Director
William E. Haynsworth      Managing Director, Vice President and
                            Chief Operating Officer
Paul F. Coughlan           Vice President
Peter G. Fallon, Jr.       Vice President
Donna C. Gibson            Vice President
Randolph G. Hawthorne      Vice President
A. Harold Howell           Vice President

The other General Partner of the Partnership is Franklin 29 Limited Partnership, a Massachusetts limited partnership ("Franklin L.P.") that was organized in January 1987. The General Partners of Franklin L.P.
are Messrs. Pratt, Hawthorne, Coughlan and Fallon.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 44, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial and a member of its Board of Directors. Ms. Murray currently serves on the firm's senior leadership team, and oversees the firm's efforts in structuring tax credit investments for corporate investors. Previously she managed Boston Financial's Investment Real Estate, Asset Management, and Property Management divisions. She is a member of the Board of Directors of the General Partner of Boston Financial. She also serves as a director of Atlantic Bank and Trust Company.

Fred N. Pratt, Jr., age 50, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of Directors of the General Partner of Boston Financial.

William E. Haynsworth, age 55, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the Firm's Board of Directors and senior leadership team, participating in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 51, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an investment broker by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 as a Vice President in the real estate investment marketing area and was named a Senior Vice President in 1986. He currently participates in marketing the firm's Institutional Tax Credit product.

Peter G. Fallon, Jr., age 56, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President with responsibility for marketing the firm's Institutional Tax Credit product.

Donna C. Gibson, age 53, who previously served as Chairman of the Commonwealth of Massachusetts Board of Registration for Real Estate Brokers and Salesmen, and as President of Community Workshop, Inc., joined Boston Financial Property Management in 1978. She was a Vice President of Hunneman & Company, Inc., a Boston real estate firm, for fifteen years, and from 1976 to 1978 she was a Senior Management Analyst for the Massachusetts Housing Finance Agency. She is a member of the firm's senior leadership team and oversees the administration and financial control of Boston Financial's Property Management division. She is a member of the Board of Directors of the General Partner of Boston Financial.

Randolph G. Hawthorne, age 45, is a graduate of Massachusetts Institute of Technology and Harvard Graduate School of Business. He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of Boston Financial and a member of its Board of Directors, Mr. Hawthorne's primary responsibility is the structuring of real estate investments and the development of new business opportunities. He serves as Vice Chairman of the National Multi-Family Housing Council and is a former president of the National Housing and Rehabilitation Association.

A. Harold Howell, age 53, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time he has been active in the overall administration of Boston Financial and its affiliates, but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's property management division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and a member of the Board of Directors, involved in the overall management of the firm. Mr. Howell recently spent a two-year sabbatical from Boston Financial as a Visiting Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded international M.B.A. program in Barcelona, Spain. While there he taught courses in business strategy and real estate finance.


Item 11.  Management Remuneration

Neither the directors or officers of Franklin, Inc., nor the partners of Franklin L.P., nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the

Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ended March 31, 1995 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, Boston Financial Property Management, an affiliate of the Managing General Partner, serves as property management agent for one of the properties in which the Partnership invested.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Salaries, benefits and administrative expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1995 are as follows:

                                      1995        1994        1993
                                   ----------  ----------  -------
     Salaries, benefits and
      administrative
      expense reimbursements        $152,309    $136,097    $129,475

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions made to partners.

No cash distributions were paid to the General Partners in each of the three years ended March 31, 1995.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1995 is presented in Note 5 to the Financial Statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 50,000 Units, all of which have been sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

As of March 31, 1995, Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

Except as described in the preceding paragraph, neither Franklin, Inc., Franklin L.P., Boston Financial, nor any of their executive officers, directors, partners, or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

If, as described in Item 7, Boston Financial or its affiliate ("BF Affiliate") acquires the Local General Partner interests of the Colorado Partnerships, the Local General Partner, Boston Financial or BF Affiliate is entitled to receive certain Partnership distributions and expense reimbursements under the terms of the Local Limited Partnership Agreements.

Boston Financial Property Management, an affiliate of the Managing General Partner, currently manages four of the five properties owned by the Colorado Partnerships and earned management fees of $189,800 in 1994, $186,882 in 1993 and $187,123 in 1992. The property management fee charged to each property is equal to 5% of property gross revenues.

Additional information required under this Item is contained in Note 5 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing General Partner which have received fee payments and expense reimbursements from the Partnership are as follows:

Salary, benefits and
   administrative
   expense reimbursements       The Boston Financial Group Limited Partnership

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (a)(2) Documents filed as a part of this Report

     In response to this portion of Item 14, the financial statements, financial statement schedules, and the auditors' reports relating thereto, are submitted as a separate section of this Report. See Index to Financial Statements and Schedules on page F-1 hereof.

     The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit (28)(1) of this Report.

     All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)(b) None.

     (a)(3)(c) Exhibits
                                                   Page Number
Number and Description in Accordance with          Incorporation
  Item 601 of Regulation S-K                       by Reference to
  --------------------------                       ---------------
   4.  Instruments defining the rights of
       security holders, including
       indentures

       4.1 Amended and Restated Agreement          Exhibit A to Prospectus
           Certificate of Limited                  contained and in Form S-11
           of June 13, 1987                        Registration Partnership
                                                   dated as Statement,
                                                   File Number 33-11910
   28. Additional Exhibits

       (a) 28.1 Reports of Other Independent
           Auditors                                ---------------

                                                    Page Number or
Number and Description in Accordance with           Incorporation
  Item 601 of Regulation S-K                        by Reference to
  --------------------------                        ---------------
       (b) Audited financial
           statements of
           Local Limited Partnerships               ---------------

           1.  Cass House
           2.  Verdean Gardens

   (c)  Reports on Form 8-K dated:

      July 7, 1988                                  ---------------

      January 20, 1989                              ---------------

   (d)  Post-Effective Amendment No. 1-3 to
        Form S-11 Registration Statement            ---------------

   (e)  Prospectus - Sections Entitled:

        "Other Government Assistance Programs"      ---------------

        "Estimated Use of Proceeds"                 ---------------

        "Management Compensation and Fees"          ---------------

        "Profits and Losses for Tax Purposes,
         Tax Credits and Cash Distributions"        ---------------

(a)(3)(d)  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

   By:  29 Franklin Street, Inc.
        its Managing General Partner



   By:  /s/Georgia Murray                      Date:   June 28, 1995
        -----------------                              -------------
        Georgia Murray,
        A Managing Director and Chief
        Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:





   By:  /s/Georgia Murray                      Date:   June 28, 1995
        -----------------                              -------------
        Georgia Murray,
        A Managing Director and
        Chief Financial Officer



   By:  /s/Fred N. Pratt, Jr.,                 Date:   June 28, 1995
        ----------------------                         -------------
        Fred N Pratt, Jr.,
        A Managing Director

Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

          Annual Report on Form 10-K For the Year Ended March 31, 1995
                                      Index


                                                                      Sequential
                                                            Page No.   Page No.

Report of Independent Public Accountants                    F-2

Financial Statements

    Balance Sheets - March 31, 1995 and 1994                F-3

    Statements of Operations - Years Ended
    March 31, 1995, 1994 and 1993                           F-4

    Statements of Changes in Partners'
    Equity (Deficiency) - Years Ended
    March 31, 1995, 1994 and 1993                           F-5

    Statements of Cash Flows - Years Ended
    March 31, 1995, 1994 and 1993                           F-6

    Notes to Financial Statements                           F-7

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation F-16

See also Index to Exhibits on Page K-25 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for each of the three years ended March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit certain of the financial statements of the Local Limited Partnerships for each of the three years ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 2). The investments in these partnerships represent 79% and 84% of the Partnership's assets as of March 31, 1995 and 1994, and the equity in their losses represents 100% of the equity in loss of the Local Limited Partnerships for each of the three years ended March 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended March 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 in the index is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     BALANCE SHEETS - MARCH 31, 1995 AND 1994


                                                1995          1994
                                            -----------   -----------
Assets

Current assets:
  Cash and cash equivalents                 $   308,216   $    44,790
  Other current assets                           25,339        24,973
                                            -----------   -----------
   Total current assets                         333,555        69,763

Marketable securities (Note 3)                2,066,336     2,279,787
Investments in Local Limited Partnerships
  (net of provision for valuation of
  $1,297,574 and $1,241,427 in
  1995 and 1994) (Note 4)                     8,958,277    12,138,022
                                            -----------   -----------
   Total Assets                             $11,358,168   $14,487,572
                                            ===========   ===========

Liabilities and Partners' Equity

Current liabilities:
  Accounts payable and accrued expenses         101,803        99,486
                                            -----------   -----------
   Total current liabilities                    101,803        99,486


Partners' Equity                             11,256,365    14,388,086
                                            -----------   -----------
   Total Liabilities and Partners' Equity   $11,358,168   $14,487,572
                                            ===========   ===========
   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                    1995           1994           1993
                                                -----------    -----------    -----------
Revenue:
  Investment, net (Note 3)                      $    54,550    $   191,970    $   170,606
  Other                                              22,798         12,582          6,075
                                                -----------    -----------    -----------
     Total Revenue                                   77,348        204,552        176,681
                                                -----------    -----------    -----------
Expenses:
  General and administrative (includes
  reimbursements to an affiliate of $152,309,
  $136,097 and $129,475) (Note 5)                   321,980        311,171        511,886
  Amortization (Note 4)                             109,621        112,521        126,349
  Provision for valuation of
   Investments in Local
   Limited Partnerships (Note 4)                     56,147       (247,207)      (397,207)
                                                -----------    -----------    -----------
     Total Expenses                                 487,748        176,485        241,028
                                                -----------    -----------    -----------
Income (Loss) before equity in losses
  of Local Limited Partnerships                    (410,400)        28,067        (64,347)
Equity in losses of Local Limited
  Partnerships (Note 4)                          (2,732,227)    (3,076,265)    (4,468,387)
                                                -----------    -----------    -----------
Net Loss                                        $(3,142,627)   $(3,048,198)   $(4,532,734)
                                                ===========    ===========    ===========
Net Loss allocated
  To General Partners                               (31,426)   $   (30,482)   $   (45,327)
  To Limited Partners                            (3,111,201)    (3,017,716)    (4,487,407)
                                                -----------    -----------    -----------
                                                $(3,142,627)   $(3,048,198)   $(4,532,734)
                                                ===========    ===========    ===========
Net Loss per Limited Partnership
  Unit (50,000 Units)                           $    (62.22)   $    (60.35)   $    (89.75)
                                                ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                   (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                                    Net
                                          Initial    Investor    Unrealized
                              General     Limited     Limited      Gains
                              Partners    Partners   Partners     (Losses)      Total
Balance at March 31, 1992    $(214,414)   $4,648   $22,218,108   $     --     $22,008,342

Net Loss                       (45,327)       --    (4,487,407)        --      (4,532,734)
                             ---------    ------   -----------   --------     -----------

Balance at March 31, 1993     (259,741)    4,648    17,730,701         --      17,475,608

Net Loss                       (30,482)       --    (3,017,716)        --      (3,048,198)

Unrealized losses on
 marketable securities
 held for sale (Note 3)             --        --            --    (39,324)        (39,324)
                             ----------    ------   -----------    -------     -----------

Balance at March 31, 1994     (290,223)    4,648    14,712,985    (39,324)     14,388,086

Net Loss                       (31,426)       --    (3,111,201)        --      (3,142,627)

Unrealized gains on
 marketable securities
 held for sale                      --        --            --     10,906          10,906
                             ----------   ------   -----------   ---------    -----------

Balance at March 31, 1995    $(321,649)   $4,648   $11,601,784   ($28,418)    $11,256,365
                             =========    ======   ===========   =========     ==========

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993


                                                          1995           1994           1993
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net Loss                                             $(3,142,627)   $(3,048,198)   $(4,532,734)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
   Equity in loss of Local Limited Partnerships          2,732,227      3,076,265      4,468,387
   Distribution income included in cash distribution
    received from Local Limited Partnerships                (5,225)            --             --
   Provision for valuation of Investments in
    Local Limited Partnerships                              56,147       (247,207)      (397,207)
   Loss on sale of marketable securities                    46,361             --             --
   Amortization                                            109,621        112,521        126,349
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Other current assets                                     (366)         8,714         (6,485)
     Accounts payable and accrued expenses                   2,317        (50,937)        86,671
                                                       -----------    -----------    -----------
Net cash used for operating activities                    (201,545)      (148,842)      (255,019)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of marketable securities                    (2,916,220)            --             --
  Proceeds from sales and maturities
   of marketable securities                              3,094,216             --             --
  Marketable securities, net                                    --       (221,528)       112,469
  Cash distributions received from Local
   Limited Partnerships                                    286,975        212,906        211,960
                                                       -----------    -----------    -----------
Net cash provided by (used for) investing activities       464,971         (8,622)       324,429
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash
   equivalents                                             263,426       (157,464)        69,410

Cash and cash equivalents, beginning                        44,790        202,254        132,844
                                                       -----------    -----------    -----------

Cash and cash equivalents, ending                      $   308,216    $    44,790    $   202,254
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                        NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Boston Financial Qualified Housing Limited Partnership ("the Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability, (ii) preserve and protect the Partnership's capital, (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations, and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.


2. Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for changes in the net assets and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Limited Partnership Investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective asset value has been reduced to a zero balance, the losses will be suspended to be used against future income. Also, when a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as revenue on the books of the Partnership in the accompanying financial statements.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses, which are part of the Partnership's Investments in Local Limited Partnerships, are being amortized on a straight-line basis over 35 years.

The Partnership recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment.

An affiliate of Boston Financial has been negotiating to purchase the Local General Partner interests in Sierra Vista Associates, Windsor Court Associates, Rolling Green Associates, Terrace Housing Associates, and Sundance Housing Associates (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners which will require approval from the U.S. Department of Housing and Urban Development ("HUD") and the local housing authorities

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)

for the substitution of general partners. Issues involving the Section 8 Moderate Rehabilitation ("Mod Rehab") Program (discussed more fully under Other Matters in Note 7 to the Financial Statements) may have some effect on the final outcome of the transaction.

If the transactions are completed, the substitute general partner in each of the Colorado Partnerships will be one or more limited partnerships controlled by substantially the same group of individuals who control the Managing General Partner. If completed, no Partnership funds will be involved in the acquisition. In addition, such acquisition will not affect the Partnership's economic interests in the Colorado Partnerships. Currently, Boston Financial manages four of the five properties owned by the Colorado Partnerships. After the acquisition, Boston Financial would manage all five properties. It is not expected that this acquisition will have any significant impact on the operations of the Partnership. However, if the acquisition occurs, the Partnership will be deemed to have control over the Colorado Partnerships. As such, the Partnership would no longer account for its investment in the Colorado Partnerships on the equity method, but rather would combine the balance sheets, results of operations and cash flows of the Colorado Partnerships with the financial statements of the Partnership.

In connection with the Partnership's fiscal year-end of March 31, the General Partner has decided to report the results of the Local Limited Partnerships on a lag basis. The Local Limited Partnerships will continue to report their results on a calendar year basis.

Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition.

Marketable Securities

Marketable securities consist primarily of U.S. Treasury instruments and various asset-backed investment vehicles. On March 31, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Partnership's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate components of partners' equity.

Reserves

Under the terms of the Partnership Agreement, the Partnership originally set aside 5% or $2,500,000 of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1995, the level of reserves has decreased to approximately $1,979,000.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified herein to conform with the current year presentation.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership plans to adopt the new standard for its year ending March 31, 1997, however, it is not expected to have a significant effect on financial position or results of operations.


3. Marketable Securities

A summary of marketable securities is as follows:

                                                 Gross         Gross
                                               Unrealized    Unrealized      Fair
                                     Cost        Gains         Losses       Value
Debt securities issued by the
  US Treasury and
  other US Government
  corporations and agencies       $1,132,567   $       --   $  (12,169)   $1,120,398

Mortgage backed securities           526,319        1,763      (17,040)      511,042

Other debt securities                435,868        1,143       (2,115)      434,896
                                  ----------   ----------   ----------    ----------
Marketable securities
  at March 31, 1995               $2,094,754   $    2,906   $  (31,324)   $2,066,336
                                  ==========   ==========   ==========    ==========

Debt securities issued by the
  US Treasury and
  other US Government
  corporations and agencies       $1,298,841   $       50   $  (32,730)   $1,266,161

Mortgage backed securities           662,015        3,378      (11,284)      654,109

Other debt securities                358,255        2,845       (1,583)      359,517
                                  ----------   ----------   ----------    ----------
Marketable securities
  at March 31, 1994               $2,319,111   $    6,273   $  (45,597)   $2,279,787
                                  ==========   ==========   ==========    ==========

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

3. Marketable Securities (continued)

The contractual maturities at March 31, 1995 are as follows:

                                                                    Fair
                                                      Cost          Value
Due in one year or less                            $   97,490     $   97,444
Due in one year to five years                       1,261,281      1,247,325
Due in five to ten years                              209,664        210,525
Mortgage backed securities                            526,319        511,042
                                                   ----------     ----------
                                                   $2,094,754     $2,066,336
                                                   ==========     ==========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $3,094,000 in 1995. Included in investment income are gross gains of $1,349 and gross losses of $47,710 which were realized on these sales.

4. Investments in Local Limited Partnerships

The Partnership has acquired interests in thirty-four Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                1995            1994            1993
                                            ------------    ------------    ------------
Capital contributions to Local Limited
  Partnerships and purchase price paid to
  withdrawing partners of Local Limited
  Partnerships                              $ 36,651,930    $ 36,651,930    $ 36,651,930

Cumulative equity in losses of Local
  Limited Partnerships                       (29,228,172)    (26,501,170)    (23,424,905)

Cumulative cash distributions received
  from Local Limited Partnerships             (1,071,108)       (784,133)       (571,227)
                                            ------------    ------------    ------------
Investments in Local Limited Partnerships
  before adjustment                            6,352,650       9,366,627      12,655,798



             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

                                                1995            1994            1993
                                            ------------    ------------    ------------
Excess of investment cost over
  the underlying net assets
  acquired:

  Acquisition fees and expenses                4,770,577       4,770,577       4,770,577

  Accumulated amortization of acquisition
   fees and expenses                            (867,376)       (757,755)       (645,234)
                                            ------------    ------------    ------------

Investments in Local Limited
  Partnerships                                 10,255,851     13,379,449      16,781,141

Provision for valuation of Investments in
  Local Limited Partnerships                   (1,297,574)     (1,241,427)     (1,488,634)
                                             ------------    ------------    ------------
                                             $  8,958,277    $ 12,138,022    $ 15,292,507
                                             ============    ============    ============

The 1994, 1993 and 1992 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1994, 1993 and 1992, has severe liquidity problems and recurring cash deficits. Pebble Creek did operate at break-even in 1993, however, the Property continues to have high maintenance expenses. These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for realization of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue for the years ended December 31, 1992 through 1994.

The Partnership has also provided a provision for valuation for its investment in one other Local Limited Partnership, Graver Inn, because there is evidence of a non-temporary decline in the recoverable amount of the investment.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31:

Summarized Balance Sheets

                                          1994           1993           1992
                                     ------------   ------------   ------------
Assets:
  Investment property, net           $113,394,758   $118,787,133   $123,717,167
  Current assets                        2,337,205      4,703,067      3,519,563
  Other assets                         10,375,151      7,784,957      7,911,758
                                     ------------   ------------   ------------
   Total Assets                      $126,107,114   $131,275,157   $135,148,488
                                     ============   ============   ============

Liabilities and Partners' Deficit:
  Current liabilities                $  5,087,134   $  3,691,228   $  3,499,639
  Other liabilities                    14,981,385     14,290,147     12,002,507
  Long-term debt                      110,046,887    111,849,410    112,552,968
                                     ------------   ------------   ------------
   Total Liabilities                  130,115,406    129,830,785    128,055,114
                                     ------------   ------------   ------------

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

                                         1994            1993             1992
                                     ------------    ------------     ------------
Partners' Equity:
  Partnership (Deficit) Equity         (3,556,895)       1,867,549        6,859,877
  Other Partners' (Deficit) Equity       (451,397)        (423,177)         233,497
                                    -------------    -------------    -------------
   Total Partners' (Deficit) Equity    (4,008,292)       1,444,372        7,093,374
                                    -------------    -------------    -------------
   Total Liabilities and
     Partners' Equity               $ 126,107,114    $ 131,275,157    $ 135,148,488
                                    =============    =============    =============

Summarized Income Statements

Rental and other income             $  19,884,870    $  19,518,022    $  18,778,703
                                    -------------    -------------    -------------
Expenses:
  Interest                             10,540,501       10,289,246        9,789,316
  Operating                             9,480,068        9,375,483        9,533,583
  Depreciation and amortization         5,100,823        5,226,659        5,561,779
                                    -------------    -------------    -------------
   Total Expenses                      25,121,392       24,891,388       24,884,678
                                    -------------    -------------    -------------
   Net Loss                         $  (5,236,522)   $  (5,373,366)   $  (6,105,975)
                                    =============    =============    =============

Partnership's share of Net Loss     $  (5,180,778)   $  (5,315,332)   $  (6,040,603)
                                    =============    =============    =============
Other Partners' share of Net Loss   $     (55,744)   $     (58,034)   $     (65,372)
                                    =============    =============    =============

For the years ended March 31, 1995, 1994 and 1993, the Partnership has not recognized $2,453,775 $2,239,067 and $1,572,216, respectively, in equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $(3,556,895) differs from the Partnership's Investments in Local Limited Partnerships of $6,352,650 principally because: a) the Partnership has not recognized $7,089,061 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase price paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships and c) cash distributions paid to the Partnership during the quarter ended March 31, 1995 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1994.

5. Compensation to General Partners and Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $152,309, $136,097 and $129,475, respectively, that the Partnership paid as reimbursement for salaries, benefits and administrative expenses.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in
Note 4 to the Financial Statements is $189,800, $186,882 and $187,123 of fees earned by BFPM for the years ended December 31, 1994, 1993 and 1992, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

6. Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the periods ended March 31, 1995, 1994 and 1993 to the loss reported for federal income tax purposes for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                          1995           1994           1993
                                      -----------    -----------    -----------

Net Loss per Statements of
  Operations                          $(3,142,627)   $(3,048,198)   $(4,532,734)
  Adjustment to reflect
   March 31, fiscal
   year-end to December 31,
   taxable year-end                       (16,932)         7,561         26,450
  Provision for realization
   of Investments in Local
   Limited Partnerships not
   deductible for tax purposes             56,147       (247,207)      (397,207)
  Amortization of acquisition
   fees and expenses and
   organization costs for tax
   purposes over amortization
   for financial reporting purposes       (63,855)       (60,955)       (53,793)
  Adjustment for equity in
   loss of Local Limited
   Partnerships for financial
   reporting purposes under
   equity in losses for tax purposes   (3,269,647)    (3,445,155)    (1,629,217)
                                      -----------    -----------    -----------
Net loss for federal
  income tax purposes                 $(6,436,914)   $(6,793,954)   $(6,586,501)
                                      ===========    ===========    ===========

The carrying value of the Partnership's Investment in Local Limited Partnerships is approximately $14,107,000 greater for financial reporting purposes than for tax return purposes because (i) the equity in losses of the Local Limited Partnerships is approximately $8,347,000 greater for tax purposes because of accelerated tax depreciation methods used; (ii) the Partnership has not recognized approximately $7,089,000 of equity in losses of the Local Limited Partnerships for financial reporting purposes; (iii) the Partnership has provided a provision for valuation of approximately $1,298,000 against two of its investments in Local Limited Partnerships for financial reporting purposes and (iv) the amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $248,000.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)

7. Other Matters

As previously reported, Terrace Housing Associates, Ltd. ("Terrace"), Rolling Green Associates, Ltd. ("Rolling Green"), and 2225 New York Ave. Ltd. ("Pebble Creek") successfully obtained summary judgments against HUD rolling back their rents. Terrace Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-786-T (W.D. Okla.), Rolling Green Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-1372-T (W.D. Okla.) and 2225 New York Ave. Ltd. v. Cisneros, et al., Civ. Action No. 4-92CV560Y (N.D. Tex.). Terrace, Rolling Green and Pebble Creek are subsidized under the Mod Rehab Program. On August 9, 1994, and then again on November 18, 1994, in clear and strong rulings, the U.S. Courts of Appeals for the Tenth Circuit and the Fifth Circuit, each respectively affirmed the U.S. District Courts rulings in Terrace, Rolling Green, and Pebble Creek.

In addition, as previously reported, HUD has alleged that Pebble Creek violated certain requirements relating to the relocation of tenants at that property while the project was being renovated. HUD demanded that it be reimbursed for all subsidy payments made with respect to the so-called 161 "ineligible" units. The latter matter was the subject of an administrative appeal.

In light of the very favorable rulings in the Terrace, Rolling Green and Pebble Creek cases, counsel for these properties strongly believes that there are statutory, regulatory and contractual prohibitions to HUD rolling back the rents at the properties and to terminating the Housing Assistance Payments ("HAP") contract at Pebble Creek.

Under the coordination of the General Partner, most Local General Partners of Mod Rehab Properties have now entered into a settlement agreement with HUD regarding the Mod Rehab matter.

In summary, the settlement agreement provides that if certain criteria are met, the mortgages on the Mod Rehab properties will be refinanced; debt service savings will then be passed along to HUD in the form of reduced Section 8 payments. In return, HUD has agreed to release any and all rent rollback or ineligible unit/relocation claims for Mod Rehab properties which participate in the settlement. In addition, HUD has agreed to promptly pay certain rent adjustments which it has previously withheld from certain Mod Rehab Program Properties. The General Partner believes that the settlement is favorable to the Partnership and its Properties.

As previously reported, there have been investigations and prosecutions involving certain developers and other persons related to the Mod Rehab Program. It appears that such investigations and prosecutions are winding down, and it is not currently expected that these matters will have any material adverse impact on the Partnership and its Properties.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                   SCHEDULE OF CASH AVAILABLE FOR DISTRIBUTION
                    (As Defined in the Partnership Agreement)

                    Years ended March 31, 1995, 1994 and 1993
                                   (Unaudited)


                                    1995           1994           1993
                                -----------    -----------    -----------

Net Loss                        $(3,142,627)   $(3,048,198)   $(4,532,734)

Non-cash expenses and changes
  in operating assets and
  liabilities                     2,899,946      2,899,356      4,287,546

Cash distributions received
  from Local Limited
  Partnerships                      286,975        212,906        211,960

Decrease (restoration) of
  reserves                          (44,294)       (64,064)        33,228
                                -----------    -----------    -----------
Cash available for
  distribution                  $         -    $         -    $         -
                                ===========    ===========    ===========

Cash available for
  distribution per
  Limited Partnership Unit
  (50,000 Units)                $         -    $        -     $         -
                                ===========    ===========    ===========

Boston Financial Qualified Housing Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1995

                                              COST OF INTEREST AT AQUISITION DATE
                                              -----------------------------------
                                                                                                   NET IMPROVEMENTS
                                        NUMBER       TOTAL                     BUILDINGS/            CAPITALIZED
                                         OF          ENCUM-                   IMPROVEMENTS          SUBSEQUENT TO
DESCRIPTION                             UNITS        BRANCES*      LAND       & EQUIPMENT            ACQUISITION
- - -----------                             -----        --------      ----       -----------            -----------
Low and Moderate
Income Apartment Complexes
Barrington Manor                          18     $   665,000    $ 30,000     $   555,638             $   242,106
 Fargo, ND
Bingham Housing Associates                24       1,170,959      48,934         362,172               1,109,534
 Bingham, ME
Birmingham Village                        24       1,165,549      61,900         190,424               1,163,445
 Randolph, ME
Bittersweet Lane                          35       2,539,957      69,300       2,884,207                 361,911
 Randolph , MA
Coronodo Courts                          145       3,817,996     452,331       4,995,460                  32,976
 Douglas, AZ
Elmore Hotel                              60       3,456,848      12,500       2,976,388                 336,134
 Great Falls, MT
Graver Inn                                70       2,126,086      30,000       2,208,960                 843,462
 Fargo, ND
Hazel Winthrop Apartments                 30       2,135,844      45,000       2,548,540                (128,438)
 Chicago, IL
Hughes Apartments                         47       1,210,000      28,000       1,260,066                 193,133
 Mandan, ND
Lakeview Heights                          83       2,866,493     217,588       2,896,224                 134,084
 Clearfield, UT
Medford Hotel                             74       3,286,176      12,500       2,747,997               1,816,079
 Medford, OR
Heritage View                             24       1,171,014      64,800         690,736                 670,358
 New Sweden, ME
Rolling Green Apartments                 166       4,869,635     286,350       6,254,575                  77,036
 Edmond, OK
Sierra Vista Apartments                  209       6,393,867     382,000       8,001,390                  61,726
  Aurora, CO
Terrace Apartments                       206       5,319,946     350,000       6,470,754                (287,404)
 Oklahoma City, OK
Trenton Apartments                        37         856,869     154,000         899,293                  49,519
 Salt Lake City, UT
Windsor Court Apartments                 143       4,558,551     280,000       5,579,636                (262,075)
 Aurora, CO
Sierra Pointe                            160       7,252,518     434,866       8,056,238                 885,271
 Las Vegas, NV
Willow Peg Village                        57       1,486,014     125,000       1,741,799                   2,980
 Ricon, GA
Pebble Creek                             352       7,968,916     794,000       9,563,687                 130,648
 Arlington, TX
Pine Village                              36         944,327      40,000         960,000                 189,618
 Pine Mountain, GA
Talbot Village                            24         604,798      21,775         545,547                 192,054
 Talbolton, GA
Logan Plaza                              130      11,490,127     969,289      13,287,069                 318,077
 New York, NY
Cass House                               111       8,310,668     222,000      11,423,209                 (38,087)
 Boston, MA
Verdean Gardens                          110       7,857,105     214,992       8,891,168               2,042,800
 New Bedford, MA
Country Estates                           24         598,326      22,500         734,409                       0
 Glenville, GA
Boulevard Commons                        212      10,425,105     318,000       3,580,316              10,791,842
 Chicago, IL
Chestnut Lane                             50       1,480,305      93,484         848,922                 885,901
 Newman, GA
600 Dakota Properties                     28         704,397      64,353         769,608                   4,317
 Wahpeton,  ND
Duluth                                    11         263,038      24,000         363,810                  13,214
 Souix Falls, SD
Delmar                                    16         425,932      75,000         495,203                  12,636
 Gillette, WY
Park Terrace                             101       1,725,000     393,713       4,781,404                 142,467
 Dundalk, MD
Brentwood Manor II                        22         791,857      44,980       1,118,947                   2,432
 Nashua, NH
Hillcrest Apts 3                          24         594,173      17,000         727,587                   1,515
 Perryville, MO
                                       -----    ------------  ----------    ------------             -----------
                                       2,863    $110,533,396  $6,400,155    $119,411,383             $21,901,541
                                       =====    ============  ==========    ============             ===========

                                      GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1994                       LIFE ON
                                                                                                                WHICH
                                               BUILDINGS                                                    DEPRECIATION
                               LAND AND        AND                             ACCUMULATED         DATE      IS COMPUTED      DATE
DESCRIPTION                    IMPROVEMENTS    IMPROVEMENTS        TOTAL       DEPRECIATION        BUILT       (YEARS)     ACQUIRED
- - -----------                    ------------    ------------        -----       ------------        -----    ------------   --------
 Low and Moderate
Income Apartment Complexes
Barrington Manor            $   32,011     $    795,733       $   827,744      $  156,110          1927       7, 35        12/31/87
 Fargo, ND
Bingham Housing Associates      48,934        1,381,706         1,430,640         325,759          1988      7, 27.5       12/30/87
 Bingham, ME
Birmingham Village              61,900        1,353,869         1,415,769         316,196          1988      7, 27.5       12/30/87
 Randolph, ME
Bittersweet Lane                69,300        3,246,118         3,315,418         836,812          1988    Useful Lives    10/27/87
 Randolph , MA
Coronodo Courts                452,331        5,028,436         5,480,767       1,379,669          1945    Useful Lives    12/18/87
 Douglas, AZ
Elmore Hotel                    12,500        3,312,522         3,325,022         904,568          1917    Useful Lives    12/22/87
 Great Falls, MT
Graver Inn                      40,914        3,041,508         3,082,422         613,972          1917       7, 35        12/31/87
 Fargo, ND
Hazel Winthrop Apartments       45,000        2,420,102         2,465,102         473,604          1910    Useful Lives    12/30/87
 Chicago, IL
Hughes Apartments               29,008        1,452,191         1,481,199         305,105          1926       5, 35        12/31/87
 Mandan, ND
Lakeview Heights               217,588        3,030,308         3,247,896         707,801          1972       7, 35        12/30/87
 Clearfield, UT
Medford Hotel                   12,500        4,564,076         4,576,576         808,459          1915    Useful Lives    12/22/87
  Medford, OR
Heritage View                   64,800        1,361,094         1,425,894         327,100          1988      7, 27.5       12/30/87
 New Sweden, ME
Rolling Green Apartments       291,241        6,326,990         6,618,231       1,821,774          1974       7, 28        09/30/87
 Edmond, OK
Sierra Vista Apartments        434,866        8,010,250         8,445,116       2,422,416          1973    Useful Lives    09/30/87
  Aurora, CO
Terrace Apartments             352,821        6,180,529         6,533,350       1,895,541          1970      5-7, 28       11/20/87
 Oklahoma City, OK
Trenton Apartments             154,000          948,812         1,102,812         225,873          1925       10, 35       12/30/87
 Salt Lake City, UT
Windsor Court Apartments       280,500        5,317,061         5,597,561       1,600,832          1974      5, 7, 28      12/30/87
 Aurora, CO
Sierra Pointe                  385,087        8,991,288         9,376,375       2,756,859          1963      7, 10, 28     09/01/87
 Las Vegas, NV
Willow Peg Village             125,000        1,744,779         1,869,779         459,572          1989    Useful Lives    03/01/88
 Ricon, GA
Pebble Creek                   734,800        9,753,535        10,488,335       1,793,512         1977/81      5, 40       06/20/88
 Arlington, TX
Pine Village                    40,000        1,149,618         1,189,618         286,624          1988    Useful Lives    03/01/88
 Pine Mountain, GA
Talbot Village                  20,000          739,376           759,376         177,269          1988    Useful Lives    03/01/88
 Talbolton, GA
Logan Plaza                    969,289       13,605,146        14,574,435       3,120,022          1988    Useful Lives    05/10/88
 New York, NY
Cass House                     222,000       11,385,122        11,607,122       2,609,556          1988       5, 30        06/08/88
 Boston, MA
Verdean Gardens                214,992       10,933,968        11,148,960       2,302,125          1989       5, 30        05/31/88
 New Bedford, MA
Country Estates                 22,500          734,409           756,909         210,008          1988    Useful Lives    03/01/88
 Glenville, GA
Boulevard Commons              318,000       14,372,158        14,690,158       3,147,653          1920    Useful Lives    07/14/88
 Chicago, IL
Chestnut Lane                   93,322        1,734,985         1,828,307         407,856          1989    Useful Lives    08/01/88
 Newman, GA
600 Dakota Properties           63,670          774,608           838,278         146,268          1988       7, 40        10/01/88
 Wahpeton,  ND
Duluth                          24,000          377,024           401,024          70,381          1989      7, 35-40      10/01/88
 Souix Falls, SD
Delmar                          75,000          507,839           582,839         126,763          1988    Useful Lives    10/01/88
 Gillette, WY
Park Terrace                   393,713        4,923,871         5,317,584       1,091,488          1989    Useful Lives    01/20/89
 Dundalk, MD
Brentwood Manor II              44,980        1,121,379         1,166,359         340,694          1971    Useful Lives    01/20/89
 Nashua, NH
Hillcrest Apts 3                17,000          729,102           746,102         150,080          1989    Useful Lives    03/31/89
 Perryville, MO
                            ----------     ------------      ------------     -----------
                            $6,363,567     $141,349,512      $147,713,079     $34,318,321
                            ==========     ============      ============     ===========

(1) The aggregate cost for Federal Income Tax purposes is approximately $147,713,079.

      * Mortgage notes payable generally represent non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1994                                                Accumulated Depreciation December 31, 1994
Balance at beginning of period                                $148,207,928      Balance at beginning of period          $29,420,795
 Additions during period:                                                        Additions during period:
  Acquisitions through foreclosure                     $0                         Depreciation                            4,897,526
                                                                                                                        -----------
    Other acquisitions                             27,064                       Balance at close of period              $34,318,321
    Improvements etc.                             228,450                                                               ===========
                                                 --------
                                                                   255,514
 Deductions during period:
  Cost of real estate and fixed assets sold      (750,363)
  Reclassification to intangible assets                 0
                                                 ---------
                                                                  (750,363)
                                                              ------------
Balance at close of period                                    $147,713,079
                                                              ============


Property Owned December 31, 1993                                                Accumulated Depreciation December 31, 1993
Balance at beginning of period                                $148,026,160      Balance at beginning of period          $24,308,993
 Additions during period:                                                        Additions during period:
  Acquisitions through foreclosure                     $0                         Depreciation                            5,111,802
                                                                                                                        -----------
  Other acquisitions                               60,593                       Balance at close of period              $29,420,795
                                                                                                                        ===========
  Improvements etc.                               199,195
                                                 --------
                                                                   259,788
 Deductions during period:
  Cost of real estate sold                              0
  Reclassification to intangible assets           (78,020)
                                                 --------
                                                                   (78,020)
                                                              ------------
Balance at close of period                                    $148,207,928
                                                              ============

Property Owned December 31, 1992                                              Accumulated Depreciation December 31, 1992
Balance at beginning of period                                $147,638,359     Balance at beginning of period         $18,888,248
 Additions during period:                                                       Additions during period:
  Acquisitions through foreclosure                     $0                        Depreciation                           5,420,745
                                                                                                                      -----------
  Other acquisitions                                    0                     Balance at close of period              $24,308,993
                                                                                                                      ===========
  Improvements etc.                               387,801
                                                 --------
                                                                   387,801
 Deductions during period:
  Cost of real estate sold                              0
  Reclassification to intangible assets                 0
                                                 --------
                                                                         0
                                                              ------------
Balance at close of period                                    $148,026,160
                                                              ============