Form 10-K/A
period 1994-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-07-17
CIK 810663

July 17, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

       Re:     Boston Financial Qualified Housing Limited Partnership
               Form 10-K/A Annual Report for the Year Ended March 31, 1994 File Number 0-16796

Gentlemen:
     In compliance with the Securities and Exchange Commission's comment letter dated May 24, 1995 in regards to the above Partnership's Annual Report on Form 10-K, you asked us to accompany the 10-K/A filing with this letter which notes the location in the amended materials where the response to each comment is made.

Comment 1. Please see Item 14(28)(a) for reports of other auditors which opine on the financial statements for the same periods upon which the primary auditors have placed reliance in their report.

Comment 2. Please see Page _____ in Item 14(28)(a) for the Terrace Housing Associates' revised report issued by Coopers & Lybrand.

Comment 3. Please see Pages _____ and _____ in Item 14(28)(a) for the revised reports of Logan Plaza and Boulevard Commons, respectively.

Comment 4.   We have contacted the auditors for the three Local Limited
Partnerships referenced in this comment. They have assured us that they will reissue their financial statement in accordance with generally accepted accounting principles and that the revised reports will be received by us on July 19, 1995. We will forward such reports to you under separate cover.

Comment 5. Both the management and auditors of the Local Limited Partnerships relied on the opinion of legal counsel to determine the likelihood of losses to the Local Limited Partnerships. In counsel's opinion, losses to the Local Limited Partnerships were not determined to be probable and therefore, no accrual was required per SFAS 5. The auditors made the determination to emphasize the matter by including it in a separate paragraph in their opinions to the financial statements of the Local Limited Partnerships.

As noted in the Form 10-K for March 31, 1995, under the coordination of the General Partner, most Local General Partners of Mod Rehab Properties have now entered into a settlement agreement with HUD regarding the Mod Rehab matter. In summary, the settlement agreement provides that if certain criteria are met, the mortgages on the Mod Rehab properties will be refinanced; debt service savings will then be passed along to HUD in the form of reduced Section 8 payments. In return, HUD has agreed to release any and all rent rollback or ineligible unit/relocation claims for Mod Rehab properties which participate in the settlement. In addition, HUD has agreed to promptly pay certain rent adjustments which it has previously withheld from certain Mod Rehab Program Properties. The General Partner believes that the settlement is favorable to the Partnership and its Properties.

Securities and Exchange Commission
July 17, 1995
Page 2

Comment 6. Please see Pages F-13 and F-14 in Item 8 for inclusion of information regarding Windsor Court and Sierra Vista and the impact of the Mod Rehab matter on the Company's liquidity and results of operations.

Very truly yours,

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

By:     29 Franklin Street, Inc.
        its Managing General Partner



By:     S/ Georgia Murray /
        Georgia Murray
        A Managing Director

July 17, 1995




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

                Boston Financial Qualified Housing Limited Partnership Form 10-K/A Annual Report for the Year Ended March 31, 1994 File Number 0-16796

Gentlemen:

     In compliance with the Securities and Exchange Commission's comment letter dated May 24, 1995 in regards to the above Partnership's Annual Report on Form 10-K, the Partnership had amended the following:

     Item 8 - Financial Statements and Supplementary Data

     Item 14(28)(a) - Reports of Other Independent Auditors

     Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

By:     29 Franklin Street, Inc.
        its Managing General Partner




By:     S/  Georgia Murray/
        Georgia Murray
        A Managing Director

The total number of pages contained in this report and any exhibits or
attachments hereto is   . Index for Exhibits appears on Page    .

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-K/A

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended           Commission file number
   March 31, 1994                          0-16796

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

                   Delaware                              04-2947737
            (State of organization)                   (I.R.S. Employer
                                                     Identification No.)
         101 Arch Street, 16th Floor
             Boston, Massachusetts                       02110-1106
    (Address of Principal executive office)              (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on
           None                    which registered
                                         None

Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of Class)
                                    50,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [ ]

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

                       $50,000,000 as of March 31, 1994

Item 8.  Financial Statements and Supplementary Data


            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                          (A Limited Partnership)

         Annual Report on Form 10-K/A For the Year Ended March 31, 1994
                                     Index


                                          Page no.         Sequential Page No.

Report of Independent Public Accountants          F-2

Financial Statements

        Balance Sheets - March 31, 1994 and 1993  F-3

        Statements of Operations -
        Years Ended March 31, 1994, 1993
        and 1992                                  F-4

        Statements of Changes in Partners'
        Equity (Deficiency) - Years
        Ended March 31, 1994, 1993 and 1992       F-5

        Statements of Cash Flows - Years Ended
        March 31, 1994, 1993 and 1992             F-6

        Notes to Financial Statements             F-7

                Report of Independent Public Accountants

To the Partners
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying balance sheets of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1994 and 1993, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for each of the three years ended March 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We did not audit certai n of the financial statements of the Local Limited Partnerships for each of the three years ended March 31, 1994, the investments in which are recorded using the equity method of accounting (see Note 2). The investments in these partnerships represent 84% and 87% of the Partnership's assets as of March 31, 1994 and 1993, and the equity in their losses represents 100% of the equity in loss of the Local Limited Partnerships for each of the three years ended March 31, 1994. Those state ments were audited by o ther auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove rall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership as of March 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years ended March 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, effective March 31, 1994, the Partnership changed its method of accounting for securities.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14 in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                Arthur Andersen LLP

Boston, Massachusetts
June 17, 1994

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                       (A Limited Partnership)

                BALANCE SHEETS - MARCH 31, 1994 AND 1993

                                               1994           1993
                                             ----------       --------
Assets
 Current assets:
  Cash and cash equivalents                $    44,790     $   202,254
  Other current assets                          24,973          33,687
                                              ----------      ---------
   Total current assets                         69,763         235,941


Investments in securities (Note 3)           2,279,787       2,097,583
Investments in Local Limited Partnerships
 net of reserve for realization
 of $1,241,427 and $1,488,634 at
 March 31, 1994 and 1993, respectively
 (Note 4)                                   12,138,022      15,292,507
                                           -----------      ----------
  Total assets                             $14,487,572     $17,626,031
                                           -----------      ----------
                                           -----------      ----------
Liabilities and Partners' Equity

Current liabilities:
 Accounts payable and accrued expenses     $    99,486     $   150,423
                                            ----------       ---------
  Total current liabilities                     99,486         150,423


Partners' equity                            14,388,086      17,475,608
                                            ----------      ----------
  Total liabilities and partners' equity   $14,487,572     $17,626,031
                                           -----------      ----------
                                           -----------      ----------

   The accompanying notes are an integral part of these financial statements.
                                      F-3

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                        (A Limited Partnership)

                        STATEMENTS OF OPERATIONS
                YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                                        1994              1993               1992
                                      --------          --------           --------
Revenue:
 Investment income, net (Note 3)  $    191,970       $    170,606         $  172,333
 Other income                           12,582              6,075              5,315
                                       --------          --------            -------
                                       204,552            176,681            177,648
                                       --------          --------            -------

Expenses:
  General and administrative
   (Note 5)                            311,171            511,886            264,557
Amortization (Note 4)                  112,521            126,349            150,247
                                       -------            -------            -------
                                       423,692            638,235            414,804
                                       -------            -------            -------

Loss before equity in loss of
 Local Limited Partnerships           (219,140)           (461,554)         (237,156)

Provision for realization of
 Investments in Local Limited
 Partnerships (Note 4)                247,207             397,207       (1,885,841)

Equity in loss of Local
 Limited Partnerships (Note 4)     (3,076,265)         (4,468,387)       (4,312,822)
                                   -----------         -----------       -----------
Net loss                          $(3,048,198)        $(4,532,734)      $(6,435,819)
                                   -----------         -----------       -----------
Net loss allocated
    To General Partners           $   (30,482)        $   (45,327)      $   (64,358)
    To Limited Partners            (3,017,716)         (4,487,407)       (6,371,461)
                                  ------------         -----------       -----------
                                  $(3,048,198)        $(4,532,734)      $(6,435,819)
                                  ------------        -----------       ------------
                                  ------------        -----------       ------------

Net loss per Limited
 Partnership Unit (50,000 Units)      $(60.35)            $(89.75)         $(127.43)
                                      --------            --------         ---------
                                      --------            --------         ---------

   The accompanying notes are an integral part of these financial statements.
                                      F-4

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  YEARS ENDED MARCH 31, 1994, 1993 AND 1992


                                            Initial      Investor
                              General       Limited       Limited
                              Partners      Partner       Partners        Total

Balance at March 31, 1991    $(148,036)     $4,648      $28,789,819     $28,646,431
Net loss                       (64,358)        -        (6,371,461)     (6,435,819)
Cash distribution               (2,020)        -          (200,250)       (202,270)
                             ----------     ------      -----------      ----------
Balance at March 31, 1992     (214,414)     4,648       22,218,108      22,008,342

Net loss                       (45,327)       -         (4,487,407)     (4,532,734)
                               --------     -----       -----------     -----------
Balance at March 31, 1993     (259,741)     4,648       17,730,701      17,475,608
Net loss                       (30,482)       -         (3,017,716)     (3,048,198)

Unrealized holding
 loss on investments
 (Note 3)                         (393)       -            (38,931)        (39,324)
                               --------     -----       -----------     -----------
Balance at March 31, 1994    $(290,616)    $4,648       $14,674,054     $14,388,086
                             ----------    ------       -----------     -----------
                             ----------    ------       -----------     -----------

   The accompanying notes are an integral part of these financial statements.
                                      F-5

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 1994, 1993 AND 1992


                                  1994            1993               1992
                               -----------    -----------        -----------
Cash flows from
operating activities:
  Net loss                    $(3,048,198)    $(4,532,734)       $(6,435,819)
  Adjustments to reconcile     -----------    ------------       ------------
   net loss to net cash used
   by operating activities:
    Equity in loss of
     Local Limited
     Partnerships               3,076,265       4,468,387          4,312,822
    Provision for
     realization of
     Investments in Local
     Limited Partnerships       (247,207)        (397,207)         1,885,841
    Amortization                 112,521          126,349            150,247
    Changes in operating
     assets and liabilities:
      Decrease (increase) in
       other current assets        8,714           (6,485)            14,353
      Increase (decrease) in
       accounts payable and
       accrued expenses          (50,937)          86,671             26,727
      Decrease in accounts       ---------         ------             ------
       payable to affiliate          -               -                  (340)
                                 ---------         ------             ------
      Total adjustments         2,899,356       4,277,715          6,389,650
                                ----------      ---------          ---------
      Net cash used by
      operating activities       (148,842)       (255,019)           (46,169)
                                ----------        ---------        ---------
Cash flows from investing activities:
Investments in Local
 Limited Partnerships                 -                -            (341,266)
Cash distributions received from
 Local Limited Partnerships       212,906         211,960            141,131
Decrease (increase) in
 investments in securities       (221,528)        112,469            488,030
Net cash provided (used) by      ---------        -------           --------
 investing activities              (8,622)        324,429            287,895
                                 ---------        -------           --------
Cash flows from
 financing activities:
  Cash distributions to partners      -              -              (202,270)
                                 ---------        -------           --------
Net cash used by
 financing activities                 -              -              (202,270)
                                 ---------        -------           --------
Net increase (decrease) in
 cash and cash equivalents       (157,464)         69,410             39,456

Cash and cash equivalents,
 beginning                        202,254         132,844             93,388
                               ----------         -------          ---------
Cash and cash equivalents,
 ending                       $    44,790     $   202,254        $   132,844
                               ----------        --------          ---------
                               ----------        --------          ---------

   The accompanying notes are an integral part of these financial statements.
                                      F-6

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           (A Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS

1. Organization

        Boston Financial Qualified Housing Limited Partnership ("the Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to i) provide curr benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability, ii) preserve and protect the Partnership's capital, iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations, and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as t he Managing General Partner, and F ranklin 29 Limited Partnership, which also serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

     Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.

2. Significant Accounting Policies

     The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for changes in the net assets and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Limited Partnership Investment will not be carried below zero. To the extent that equ ses are incurred when a Local Limited Partnership's respective asset value has been reduced to a zero balance, the losses will be suspended to be used against future income. To date, the Partnership has not recognized $4,635,284 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses exceeded its total investments.

     Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses, which are part of the Partnership's Investments in Local Limited Partnerships, are being amortized on a straight-line basis over 35 years.

     An affiliate of Boston Financial has been negotiating to purchase the Local General Partner interests in Sierra Vista Associates, Windsor Court Associates, Rolling Green Associates, Terrace Housing Associates, and Sundance Housing Associates (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. The parties have reached agreement on all aspects of the transaction and are currently awaiting approval from the U.S. Department o ng and Urban Development ("HUD") and the local housing authorities for the substitution of general partners. Issues involving the Section 8 Moderate Rehabilitation Pro-

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                         (A Limited Partnership)

             NOTES TO THE FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)

gram (discussed more fully under Other Matters in Note 7 to the Financial Statements) may have some effect on the final outcome of the transaction.

     If the transactions are completed, the substitute general partner in each of the Colorado Partnerships will be one or more limited partnerships controlled by substantially the same group of individuals who control the Managing General Partner. No Partnership funds will be involved. In addition, such acquisition will not affect the Partnership's economic interests in the Colorado Partnerships. Currently, Boston Financial manages four of the five properties owned by the Colorado Partnerships. Afte cquisition, Boston Financial would manage all five properties. It is not expected that this acquisition will have any significant impact on the operations of the Partnership. However, if the acquisition occurs, the Partnership will be deemed to have control over the Colorado Partnerships. As such, the Partnership would no longer account for its investment in the Colorado Partnerships on the equity method, but rather would combine the balance sheets, results of operations an d cash flows of the Colorado Par tnerships with the financial statements of the Partnership.

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

     Investments in securities consist primarily of U.S. Treasury instruments and various asset-backed investment vehicles. On March 31, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Partnership's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All inve in securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate components of partners' equity.

     Under the terms of the Partnership Agreement, the Partnership originally set aside 5% or $2,500,000 of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1994, the level of reserves has decreased to approximately $2,325,000.

     No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                        (A Limited Partnership)

            NOTES TO THE FINANCIAL STATEMENTS (continued)

3. Investments in Securities

   A summary of investments in securities is as follows:

                                             Gross           Gross
                                           Unrealized      Unrealized        Fair
                                  Cost       Gains           Losses          Value
                              ----------   ----------      ----------        -----
Debt securities issued
 by the US Treasury and
 other US government
 corporations and
 agencies                     $1,960,856     $3,428         $(44,014)       $1,920,270

Other debt securities            358,255      2,845           (1,583)          359,517
                               ---------    ---------       ---------       ----------
Investments in securities
 at March 31, 1994            $2,319,111     $6,273         $(45,597)       $2,279,787
                              ----------     -------        ---------       ----------
                              ----------     -------        ---------       ----------


The contractual maturities at March 31, 1994 are as follows:

                                                                    Fair
                                                   Cost             Value

Due in one year or less                          $  701,216       $  700,073
Due in one year to five years                       999,609          966,935
Due in five to ten years                            170,203          164,838
Due after ten years                                 448,083          447,941
                                                -------------     -----------
                                                 $2,319,111       $2,279,787
                                                -------------     -----------
                                                -------------     -----------

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $2,379,000 in 1994. Included in investment income are gross gains of $51,913 and gross losses of $35,387 which were realized on these sales.


4.Investments in Local Limited Partnerships

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

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                         (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

   The following is a summary of Investments in Local Limited
   Partnerships:


                                     March 31,         March 31,        March 31,
                                       1994              1993             1992
                                     ---------         ---------        ---------
Capital contributions to
 Local Limited Partnerships
 and purchase price paid to
 withdrawing partners of
 Local Limited Partnerships         $36,651,930        $36,651,930     $36,651,930
Cumulative equity in loss
 of Local Limited Partnership       (26,501,170)       (23,424,905)    (18,956,518)

Cumulative cash distributions
 received from Local Limited
 Partnerships                          (784,133)          (571,227)       (359,267)
                                    -----------        -----------     -----------
Investments in Local Limited
 Partnerships before adjustment
                                      9,366,627         12,655,798      17,336,145

Excess of investment cost over
 the underlying net assets acquired:

Acquisition fees and expenses         4,770,577          4,770,577       4,770,577

Accumulated amortization of
 acquisition fees and expenses         (757,755)          (645,234)       (523,052)
                                       ---------          ---------       ---------
Investments in Local
 Limited Partnerships                13,379,449         16,781,141      21,583,670

Reserve for realization of
 Investments in Local Limited
 Partnerships
                                     (1,241,427)        (1,488,634)     (1,885,841)
                                    -----------        -----------     -----------
                                    $12,138,022        $15,292,507     $19,697,829
                                    -----------        -----------     -----------
                                    -----------        -----------     -----------

     The 1993, 1992 and 1991 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1993, 1992 and 1991, has severe liquidity problems and recurring cash deficits. Pebble Creek did operate at breakeven in 1993, however, the Property conti have high maintenance expenses These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for realization of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the March 31, 1994 and 1993 financial statements to reflect the Partnership's share of the net loss of 2225 New York Avenue for the years ended De cember 31, 1993 and 1992.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                         (A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)

4. Investments in Local Limited Partnerships (continued)

     Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets

                               December 31,       December 31,        December 31,
                                  1993               1992                1991
                               ------------       ------------        -----------
Assets:
 Investment property, net      $118,787,133      $123,717,167         $128,750,111
 Current assets                   4,703,067         3,519,563            2,739,906
 Other assets                     7,784,957         7,911,758            9,447,770
                                -----------       -----------          -----------
   Total assets                $131,275,157      $135,148,488         $140,937,787
                                -----------       -----------          -----------
                                -----------       -----------          -----------

Liabilities and Partners'
 Equity:
 Long-term debt                $111,849,410      $112,552,968         $114,713,961
 Current liabilities              3,691,228         3,499,639            3,462,979
 Other liabilities               14,290,147        12,002,507            9,428,161
                                -----------       -----------          -----------
   Total liabilities            129,830,785       128,055,114          127,605,101
                                -----------       -----------          -----------
Partners' Equity:
  Partnership equity              1,867,549         6,859,877           13,330,025
  Other partners' equity           (423,177)          233,497                2,661
                                  ---------         ---------           ----------
   Total partners' equity         1,444,372         7,093,374           13,332,686
                                  ---------         ---------           ----------
   Total liabilities and
    partners' equity           $131,275,157      $135,148,488         $140,937,787
                                -----------       -----------          -----------
                                -----------       -----------          -----------

Summarized Income Statements

Rental and other income         $19,518,022      $18,778,703           $19,404,766
                                -----------      -----------           -----------
Expenses:
 Operating expenses               9,375,483        9,533,583             8,994,476
 Interest expense                10,289,246        9,789,316            10,085,342
 Depreciation and
  amortization                    5,226,659        5,561,779             5,489,246
                                  ---------        ---------             ---------
   Total expenses                24,891,388       24,884,678            24,569,064
                                  ---------        ---------            ---------
    Net loss                    $(5,373,366)     $(6,105,975)          $(5,164,298)
                                  ---------        ---------             ---------
                                  ---------        ---------             ---------
Partnership's share
of net loss                     $(5,315,332)     $(6,040,603)          $(5,136,823)
                                  ---------        ---------             ---------
                                  ---------        ---------             ---------

Other partners' share
of net loss                        $(58,034)        $(65,372)             $(27,475)
                                   ---------         ---------            ---------
                                   ---------         ---------            ---------


    For the years ended March 31, 1994, 1993 and 1992, the Partnership has not recognized $2,239,067, $1,572,216 and $824,001, respectively, in equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses exceeded its total investments.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           (A Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS (continued)

5. Compensation to General Partners and Affiliates

     An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $119,268, $113,447 and $73,453, respectively, that the
Partnership paid as reimbursement for salaries and benefits.

    Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $186,882, $187,123 and $187,884 of fees earned by BFPM for the years ended D 31, 1993, 1992 and 1991, respectively.


6. Federal Income Taxes

    A reconciliation of the loss reported in the Statements of Operations for the periods ended March 31, 1994, 1993 and 1992 to the loss reported for federal income tax purposes for the years ended December 31, 1993, 1992 and 1991 is as follows:


                                      1994              1993              1992
                                      ----              ----              ----
Net loss per Statement
of Operations                     $(3,048,198)      $(4,532,734)      $(6,435,819)
 Adjustment to reflect
  March 31, fiscal year-end
  to December 31, taxable
  year-end                              7,561            26,450          (244,010)
Provision for realization
 of Investments in Local
 Limited Partnerships not
 deductible for tax purposes         (247,207)         (397,207)        1,885,841
Amortization of acquisition
 fees and expenses and
 organization costs for tax
 purposes(over) under
 amortization for financial
 reporting purposes                   (60,955)          (53,793)          (33,229)
Adjustment for equity in loss
 of Local Limited Partnerships
 for financial reporting purposes
 over (under) equity in loss
 for tax purposes                  (3,445,155)       (1,629,217)       (3,414,365)
Net loss for federal income        -----------       -----------       -----------
 tax purposes                     $(6,793,954)      $(6,586,501)      $(8,241,582)
                                   -----------       -----------       -----------
                                   -----------       -----------       -----------

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                         (A Limited Partnership)

               NOTES TO THE FINANCIAL STATEMENTS (continued)

6. Federal Income Taxes (continued)

        The carrying value of the Partnership's Investment in Local Limited Partnerships is approximately $11,000,000 greater for financial reporting purposes than for tax return purposes because (i) the equity in losses of the Local Limited Partnerships is approximately $7,500,000 greater for tax purposes because of accelerated tax depreciation methods used; (ii) the Partnership has not recognized approximately $4,600,000 of equity in losses of the Local Limited Partnerships for financial reporting purpose ) the Partnership has provided a reserve for realization of approximately $1,200,000 against one of its investments in Local Limited Partnerships for financial reporting purposes and (iv) the amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $185,000.

7. Other Matters

        As previously reported, Terrace Housing Associates, Ltd. ("Terrace"), Rolling Green Associates, Ltd. ("Rolling Green"), and 2225 New York Ave. Ltd. ("Pebble Creek") successfully obtained summary judgments against HUD rolling back their rents. Terrace Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-786-T (W.D. Okla.), Rolling Green Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-1372-T (W.D. Okla.) and 2225 New York Ave. Ltd. v. Cisneros, et al., Civ. Action No. 4-92CV560Y (N.D. Tex.). , Rolling Green and Pebble Creek are subsidized under HUD's Section 8 Moderate Rehabilitation Program ("Mod Rehab Program"). HUD has appealed these decisions.

        In addition, as previously reported, HUD has alleged that Pebble Creek violated certain requirements relating to the relocation of tenants at that property while the project was being renovated. HUD demanded that it be reimbursed for all subsidy payments made with respect to the so-called 161 "ineligible" units. In addition, HUD advised the Public Housing Agency that the tenants in the "ineligible" units be issued Section 8 Certificates if the requirements for that program are otherwise satisfied. l for Pebble Creek initiated an administrative appeal of this matter. Meanwhile, no terminations of units will occur pending this appeal. Should the administrative appeal prove unsuccessful, Pebble Creek intends to file additional claims in Federal Court to contest this matter.

        In light of the very favorable rulings in the Terrace, Rolling Green and Pebble Creek cases, counsel for these properties strongly believes that there are statutory, regulatory and contractual prohibitions to HUD rolling back the rents at the properties and to terminating the Housing Assistance Payments ("HAP") contract at Pebble Creek. In addition, three properties in which another Boston Financial Partnership invested obtained summary judgments similar to those which were issued in Terrace, Rolling and Pebble Creek, based upon essentially parallel facts. The Partnership has invested in 20 Mod Rehab properties, comprising approximately 68% of its portfolio. All of these properties have had initial rental determinations reviewed. HUD has informally advised management that it may assert claims against six other Mod Rehab Properties in which the partnership has invested but, unlike the three properties cited above, HUD has not asserted formal claims against these six properties. The nine properties total constitute 33% of the partnership's portfolio. Included in the six properties for which no formal claims have been asserted are: Windsor Court and Sierra Vista, whose accountants emphasized the Mod Rehab matter in their opinions to the Local Limited Partnerships' financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                          (A Limited Partnership)

            NOTES TO THE FINANCIAL STATEMENTS (continued)

7. Other Matters (continued)

    HUD's actions with respect to the Mod Rehab Properties will likely be influenced by the overall results of the litigation in all of the Mod Rehab cases. The General Partners and Local General Partners intend to continue to vigorously contest through litigation and otherwise any such attempted actions by anaging General Partner cannot make any predictions as to possible actions by HUD or the results of such actions. If HUD is ultimately successful in obtaining rent rollbacks or HAP terminations, the rents from those properties may not be sufficient to meet operating expenses and/or debt service and foreclosures could result. Recently, the Managing General Partner and HUD initiated settlement discussions in an effort to resolve the Mod Rehab Program issues.

     Since the Partnership is a limited partner in the above Local Limited Partnerships and has fully funded its required capital contributions, it has no further obligation to provide funds to them. Therefore, there is no anticipated impact to the liquidity of the Partnership. The results of operations may be affected by a potential provision for valuation of the investments in these Local Limited Partnerships or an increase in equity in losses of these Local Limited Partnerships.

     Included in general and administrative expenses for the year ended March 31, 1994 and 1993 is $81,196 and $245,000, respectively, of legal fees and related expenses incurred in connection with this issue.

     The Federal Office of Independent Counsel ("OIC") is conducting an investigation of certain developers and other persons related to the Mod Rehab Program (the "OIC Investigation"). At the present time the focus, scope and potential ramifications of the OIC Investigation remain unclear. On February 9, 1993, Phillip D. Winn, a stockholder in the corporate Local General Partners of Sierra Vista Associates, Windsor Court Associates, Rolling Green Associates, Terrace Housing Associates and Sundance Hous ociates (the "Colorado Partnerships") pleaded guilty to one felony count of having provided gratuities to two HUD officials. The court documents related to this plea agreement do not allege that there was any wrongdoing in connection with the Colorado Partnerships. However, the Managing General Partner is investigating this matter.

     On May 11, 1993, a North Dakota state housing official pleaded guilty in U.S. District Court to charges of bribery and conspiracy in connection with helping to ensure that North Dakota would award Mod Rehab Program funds to Graver Inn, Barrington Manor and Hughes Apartments, three smaller properties in which the Partnership invested. Jerry L. Meide, the developer and local general partner, or principal of the local general partner, of these three properties, was implicated in this matter but cooper th OIC in return for immunity from prosecution. Recently convicted in connection with this matter was J. Michael Queenan, who was an original local general partner of these three properties. Mr. Queenan withdrew as a general partner of these three properties in 1989. In addition, Messrs. Meide and Queenan were involved in a number of other properties in which the Partnership invested, although none of these properties have been implicated in this matter to date. At the present time , it is not clear if t his matter will have any adverse impact on the investments of the Partnership.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                          (A Limited Partnership)

               SCHEDULE OF CASH AVAILABLE FOR DISTRIBUTION
                (As Defined in the Partnership Agreement)

                Years ended March 31, 1994, 1993 and 1992
                               (Unaudited)


                             1994                1993                1992
                             ----                ----                ----
Net loss                 $(3,048,198)        $(4,532,734)       $(6,435,819)
Non-cash expenses and
changes in operating
assets and liabilities     2,899,356           4,287,546          6,348,910

Cash distributions received
from Local Limited
Partnerships
                             212,906             211,960            141,131

Decrease (restoration)
of reserves                  (64,064)             33,228           (54,222)
                             --------             ------           --------
Cash available for
distribution                 $   -               $   -             $   -
                             _________            ______           ________
Cash available for           _________            ______           ________
distribution per Limited
Partnership Unit
(50,000 Units)               $   -               $   -             $   -
                             _________           _______           _________
                             _________           _______           _________

          Boston Financial Qualified Housing Limited Partnership
                           (A Limited Partnership)



                        Annual Report on Form 10-K/A
                      For The Year Ended March 31, 1994
                       Reports of Independent Auditors

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
of Windsor Court Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1993 and the related statements of profit and loss, partners, equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. HUD estimates that it is entitled to recoup approximately $1,959,000 in past subsidy payments and to reduce future subsidy payments by approximately $4,442 ,000 over the remainder of the HAP contract. HUD has not yet attem pted to enforce its position, but should HUD do so, the Partnership intends to vigorously contest the matter. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding this matter has been reflected in the financial statement.

Boston, Massachusetts
February 1, 1994                                       /s/ Coopers & Lybrand

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Windsor Court Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1992 and the related statements of profit and loss (HUD Form No. 92410), partners, equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financia l statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1992 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations and cash flow deficits that raise substantial doubt about its ability to continue as a going concern. The General Partners, plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston,
Massachusetts
February 15, 1993                       /s/ Coopers & Lybrand

[Letterhead]

[LOGO] Coopers &Lybrand
                         certified public accountants

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Windsor Court Housing Associates, Ltd.
(a Limited Partnership):

        We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1991 and the related statements of profit and loss (HUD Form No. 92410), partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial st atements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the
amounts and disclosures in the financial statements.   An audit also
includes assessing the accounting prin ciples used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the Financial statements referred to above present fairly, in a11 material respects, the financial position of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1991 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations and cash flow deficits that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in Note 1. The financial state ments do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/ Coopers & Lybrand

Boston, Massachusetts
February 10, 1992

[Letterhead]

[Logo] Coopers
       &Lybrand



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608, as of December 31, 1993 and the related statements of profit and loss, partners, equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. (a Limited Partnership)' HUD Project No. 117-36608 as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit' the HUD Inspector General of Audit has directed the Oklahoma City Housing Authority to reduce initial base and contract rents and recover excess subsidies paid by HUD to the Project retroactively to November 1, 1987. The total effect of these directives is estimated to be $1,500,000. No provision for the potential rent reduction has been made in the accompanying financial statements.

Boston, Massachusetts
February 1, 1994                            /s/ Coopers & Lybrand

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
of Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 11736608, as of December 31, 1992, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608 as of December 31, 1992, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has directed the Oklahoma City Housing Authority to reduce initial base and contract rents and recover excess subsidies paid by HUD to the Project retroactively to November 1, 1987. The total effect of these directives is estimated to be $1,500,000. No provision for the potential rent reduction has been made in the accompanying financial statements.

Boston, Massachusetts
February 15, 1993                                  /s/ Coopers & Lybrand

[Letterhead]

[LOGOS] Coopers
&Lybrand                                     certified public accountants


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing As Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608, as of December 31, 1991, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements . An audit also includes assessing the accounting princip les used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608 as of December 31, 1991, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has directed the Oklahoma City Housing Authority to reduce initial base and contract rents and recover excess subsidies paid by HUD to the Project retroactively to November 3, 1987. The total effect of these directives is estimated to be $528,000 by management. No provision for the pot ential rent reduction has been made in the accompanying financial statements.

                                                       /s/ Coopers & Lybrand
Boston, Massachusetts
February 7, 1992

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1993 and the related statements of profit and loss, partners' equity (deficiency)' and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1993 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has directed the Oklahoma Housing Finance Authority to reduce initial base and contract rents and recover excess subsidies paid by HUD to the project retroactively to July 6, 1987. The total effect of these directives is estimated to be $940,000. No provision for the potential rent reduction has been made in the accompanying financial statements.

Boston, Massachusetts
February 1, 1994                        /s/ Coopers & Lybrand

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1992 and the related statements of profit and loss, partners, equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1992 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has directed the Oklahoma Housing Finance Authority to reduce initial base and contract rents and recover excess subsidies paid by HUD to the Project retroactively to July 6, 1987. The total effect of these directives is estimated to be $940,000. No provision for the potential rent reduction has been made in th e accompanying financial statements.

Boston, Massachusetts
February 15, 1993                               /s/ Coopers & Lybrand

[Letterhead]

[LOGO] Coopers
&Lybrand                                      certified  public accountants

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership) :

        We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1991 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1991 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Coopers & Lybrand
Boston, Massachusetts
January 31, 1992

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Sierra Vista Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1993, and the related statements of profit and loss, partners, equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing th e accounting princi ples used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1993, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has asserted that the contract rents of the project should be reduced by approximately $253,000 over the contract term. In addition, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. In connection with this issue, HUD has asserted that it is entitled to recoup approximately $4,143,000 in past subsidy payments and to reduce future subsidy payments by approximately $9,516,000 over the remainder of the HAP contract. HUD has not yet attempted to enforce its positions, but should HUD do so, the Partnership intends to vigorously contest these matters. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding these matters has been reflected in the fin ancial statements.

Boston, Massachusetts
February 1, 1994                                /s/ Coopers & Lybrand

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
of Sierra Vista Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004' as of December 31, 1992, and the related statements of profit and loss, partners, equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by the management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1992, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Boston, Massachusetts
February 15, 1993                              /s/ Coopers & Lybrand

[Letterhead]

[Logo] Coopers                                    certified public accountants
       &Lybrand

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Sierra Vista Housing
Associates, Ltd.
(a Limited Partnership):

      We have audited the accompanying balance sheet of Sierra Vista Housing Associates (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1991, and the related statements of profit and loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1991, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Boston Massachusetts
January 31, 1992                        /s/ Coopers & Lybrand

[Letterhead]

                             ZINER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS, REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.- 3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-N) as of December 31, 1993, and the related statements of changes in partners, deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partners, as well as evaluating th e overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1993, and the results of its operations, its cash flows and its changes in partners, deficit for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

January 28, 1994

[Letterhead]

                             ZINER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-N) as of December 31, 1992, and the related statements of changes in partners' deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsib ility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partners, as we ll as evaluating th e overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

January 22, 1993

                                ZINER & COMPANY
                        Certified Public Accountants
                                                               7 Winthrop Square
                                                Boston, Massachusetts 02110-1256
                                                                  (617) 542-8880
                                                              FAX (617) 542-8715

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-N) as of December 31, 1991, and the related statements of changes in partners' capital, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these fin tatements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by the general partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
                                                             /s/ Ziner & Company

January 19, 1992

[Letterhead]

                             ZINER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
 Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1993, and the related statements of changes in partners' deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant es timates made by the general partners, as well as evaluating th e overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1993, and the results of its operations, its cash flows and changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcom e of this uncertainty.

                                        /s/ Ziner & Company, P.C.
January 27, 1994

[Letterhead]

                             ZINER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT
To the Partners of
Cass House Associates
 Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1992, and the related statements of changes in partners' deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to-express an opinion on these financial statem ents based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant es timates made by the general partners, as well as evaluating th e overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note I to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency' which raises substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ Ziner & Company, P.C.
January 22, 1993

                            ZINER & COMPANY
                      Certified Public Accountants
                                                               7 Winthrop Square
                                                Boston, Massachusetts 02110-1256
                                                                  (617) 542-8880
                                                              FAX (617) 542-8715
                     INDEPENDENT AUDITORS' REPORT
To the Partners of
Cass House Associates
 Limited Partnership

We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1991, and the related statements of changes in partners' deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financia ents based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princip les used and significant estimates made by the general partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, l991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note J to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                       /s/ Ziner & Company, P.C.
January 25, 1992

[Letterhead]

                               ROBERT STEPHENSON
                           An Accountancy Corporation
                            515 N. Sepulveda Blvd. ,
                                    Suite A
                       Manhattan Beach, California 90266
                                 (310) 318-1592
Partners                                               HUD Field Office Director
Medford Hotel Associates Limited Partnership           Portland, Oregon

I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1993 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and with generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United states. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the fi nancial statements . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1993 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Robert Stephenson

Manhattan Beach, California
February 17, 1994
EIN 95-3497150

[Letterhead]

FANKHAUSER & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS                        EDWIN H. FANKHAUSER, C.P.A.
    2022 SOUTH 2100 EAST    SALT LAKE CITY, UTAH 84108    PHONE (801) 485-6809

                          Independent Auditors' Report

To the Partners
Medford Associates Limited Partnership

We have audited the accompanying balance sheet of Medford Hotel Associates Limited Partnership as of December 31, 1992 and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1992. These financial statements are the responsibility of the Partnership's management. Our respon sibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership as of December 31, 1992, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                     /s/ Fankhauser & Associates

March 23, 1993
Salt Lake City, Utah

[Letterhead]

FANKHAUSER & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS                        EDWIN H. FANKHAUSER, C.P.A.
    2022 SOUTH 2100 EAST    SALT LAKE CITY, UTAH 84108    PHONE (801) 485-6809



                             Independent Auditors' Report
To the Partners
Medford Associates Limited Partnership

        We have audited the accompanying balance sheet of Medford Hotel Associates Limited Partnership as of December 31, 1991 and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1991. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership as of December 31, 1991, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                     /s/ Fankhauser & Associates
Salt Lake City, Utah
May 6, 1992

                                ROBERT STEPHENSON
                            An Accounting Corporation
                         515 N. Sepu1veda B1vd., Suite A
                        Manhattan Beach, Ca1ifornia 90266
                                 (310) 318-1592


Partners                                              HUD Field Office Director
Oregon Landmark-Three Limited Partnership             Denver, Colorado

         I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an oregon limited partnership) as of December 31, 1993 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards and with generally accepted government auditing standards for financial and compliance audits issued by the comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above
present fairly, in all material respects, the financial position of
Oregon Landmark-Three Limited Partnership at December 31, 1993 and the
results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.
                                                           /s/ Robert Stephenson
Manhattan Beach, California
February 14, 1994
EIN 95-3497150

[Letterhead]

FANKHAUSER & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS                        EDWIN H. FANKHAUSER, C.P.A.
    2022 SOUTH 2100 EAST    SALT LAKE CITY, UTAH 84108    PHONE (801) 485-6809


                          Independent Auditors' Report

The General partners
Oregon Landmark - Three Limited Partnership:

We have audited the accompanying balance sheet of Oregon Landmark - Three Limited Partnership as of December 31, 1992 and the related statements of operations, partners' deficit, and cash flows for the year ended December 31, 1992. These financial statements are the responsibility of the Partnership's management. O ur responsibility is to ex press an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark - Three Limited Partnership as of December 31, 1992, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Oregon Landmark - Three Limited Partnership will continue as a going concern. As discussed in note 4 to the financial statements, the Partnership converted its construction loan to long-term debt in September 1990. The Partnership's ability to continue as a going concern is dependent upon its ability to obtain funding from its general partners until such time as partnership activities are sufficient to fund operations. Management's plans in regard to these matters are described in note 4. The financial statements do not include any adjustments or classifications relating to these uncertainties.

                                                     /s/ Fankhauser & Associates
March 23, 1993
Salt Lake City, Utah

[Letterhead]

FANKHAUSER & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS                        EDWIN H. FANKHAUSER, C.P.A.
    2022 SOUTH 2100 EAST    SALT LAKE CITY, UTAH 84108    PHONE (801) 485-6809

                        Independent Auditors' Report

The General partners
Oregon Landmark - Three Limited Partnership:

        We have audited the accompanying balance sheet of Oregon Landmark - Three Limited Partnership as of December 31, 1991 and the related statements of operations, partners' deficit, and cash flows for the year ended December 31, 1991. These financial statements are the responsibility of the Part-nership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark - Three Limited Partnership as of December 31, 1991, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Oregon Landmark - Three Limited Partnership will continue as a going concern. As discussed in note 4 to the financial statements, the Partnership converted its construction loan to long-term debt in September 1990. The Partnership's ability to continue as a going concern is dependent upon its ability to obtain funding from its general partners until such time as partnership activities are sufficient to fund operations. Management's plan in regard to these matters are described in note 4. The financial statements do not include any adjustments or classifications relating to these uncertainties.

                                                     /s/ Fankhauser & Associates
Salt Lake City, Utah
May 6, 1992

[Letterhead]
                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mana gement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership was unable to pay real estate taxes, or all of the required bond payments which raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 18, 1995

[Letterhead]

                            Charles Bailly & Company
                          Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the acco un ting principles used and sign ificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as o December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 7, 1994

[Letterhead]

                           Charles Bailly & Company
                         Certified Public Accountants

                        INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Wahpeton, North Dakota

        We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1992 and 1991, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards . Those standards require that we planned perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 8, 1993

                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton' North Dakota

We have audited the accompanying ba1ance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended, These financia1 statements are the responsibility of the Partnership's management, Our responsibi1ity is to express an opinion on these financia1 statements based on our audits.

We conducted our audits in accordance with genera11y accepted auditing standards. Those standards require that we p1an and perform the audit to obtain reasonab1e assurance about whether the financia1 statements are free of materia1 misstatement. An audit inc1udes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit a1so includes assessing the accounting princip1es used and significant estimates made by mana gement, as we11 as eva1uating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materia1 respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1994 and 1993, and the resu1ts of its operations and its cash f1ows for the years then ended in conformity with general1y accepted accounting princip1es.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 17, 1995

                            Charles Bailly & Company
                          Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mana gement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1993 and 1992, and the results of its operations an d its cash flows for the years then ended in conformity with generally accepted accounting principles
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 11, 1994

[Letterhead]
                           Charles Bailly & Company
                         Certified Public Accountants

       Norwest Center 406 Main Avenue, Suite 3000 Fargo, North Dakota 58126-0001 Telephone (701) 239-8500 Facsimile (701) 239-8600
         Associates in principal cities of the United States through
                       The American Group of CPA Firms

Offices in Iowa, Minnesota, Montana,                  Offices worldwide through
North Dakota and South Dakota                      Moore Stephens International

                           INDEPENDENT AUDITORS REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota



We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1992 and 1991, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards
 . Those standards require that we plan and perform the autit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Dakota Properties Limited Partnership as of December 3l, l992 and l991, and the results of its operatinns and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 5, 1993

[Letterhead]

                            Charles Bailly & Company
                          Certified Public Accountants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying ba1ance sheets of Barrington Manor Limited Partnership as of December 31, 1994 and 1993, and the re1ated statements of operations, partners' equity and cash flows for the years then ended. These financia1 statements are the responsibi1ity of the Partnership,s management. Our responsibi1ity is to express an opinion on these financia1 statements based on our audits.

We conducted our audits in accordance with genera11y accepted auditing standards. Those standards require that we p1an and perform the audit to obtain reasonab1e assurance about whether the financia1 statements are free of materia1 misstatement An audit inc1udes examining, on a test basis, evidence supporting the amounts and disc1osures in the financia1 statements, An audit a1so inc1udes assessing the accounting princip1es used and significant estimates made by mana gement, as we11 as eva1uating the overa11 financia1 statement presentation We be1ieve that our audits provide a reasonab1e basis for our opinion.

In our opinion, the financia1 statements referred to above present fair1y, in a11 materia1 respects, the financia1 position of Barrington Nanor Limited Partnership as of December 31, 1994 and 1993, and the resu1ts of its operations and its cash f1ows for the years then ended in conformity with genera11y accepted accounting princip1es.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 16, 1995

[Letterhead]
                            Charles Bailly & Company
                          Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1993 an d 1992, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects' the fin an cial position of Barrington Manor Limited Partnership as of December 31, 1993 and 1992' and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 7, 1994

[Letterhead]
                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT
The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 3l, l992 and 1991, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 8, 1993

                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REP0RT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying ba1ance sheets of Graver Inn Limited Partnership as of December 31, 1994 and 1993, and the re1ated statements of operations, partners, equity and cash f1ows for the years then ended. These financia1 statements are the responsibi1ity of the Partnership's management. Our responsibi1ity is to express an opinion on these financia1 statements based on our audits.

We conducted our audits in accordance with genera11y accepted auditing standards. Those standards require that we p1an and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes ex am ining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit a1so inc1udes assessing the accounting principles used and sign ificant estimates made by management, as we11 as evaluating the overall financial statement presentation. We believe that our audits provide a reasonab1e basis for our opinion.

In our opinion, the financia1 statements referred to above present fair1y, in a11 materia1 respects, the financia1 position of Graver Inn Limited Partnership as of December 31, 1994 and 1993, and the resu1ts of its operations and its cash f1ows for the years then ended in conform ity with genera11y accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 16, 1995

[Letterhead]

                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations' partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mana gement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 7, 1994

[Letterhead]
                        Charles Bailly & Company
                      Certified Public Accountants

                     INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

        We have audited the accompanying ba1ance sheets of Graver Inn Limited Partnership as of December 3l, 1992 and 199l, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our aud its in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 8, 1993

[Letterhead]

                            Charles Bailly & Company
                          Certified Public Accountants

                         INDEPENDENT AUDITOR' S REPORT

To the Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1993, and the related statements of profit and loss, partners' equity and cash flows for the y ear then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes as sessing the accounting princip les used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 10, 1994

[Letterhead]

                            Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership' FHA Project Number 091-10505 REF, as of December 31, 1992, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princip les used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in a11 material respects, the financial position of Duluth Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 8, 1993

[Letterhead]
                           Charles Bailly & Company
                          Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT
To the Partners
Duluth Limited Partnership
Wahpeton, North Dakota

        We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 09l-10505 REF, as of December 31, 1991, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership as of December 3l, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
                                                    /s/ Charles Bailly & Company
Fargo, North Dakota
January 9, 1992

[Letterhead]

                                        GELFOND HOCHSTADT
                                        PANGBURN & CO.
                                        A Professional Corporation
                                        Certified Public Accountants
                                        and Business Consultants
                                        Suite 2500
                                        1600 Broadway
                                        Denver, CO 80202-4925
                                        (303) 831-5000 / Fax: (303) 831-5032
                                        A member of Horwath International

            INDEPENDENT AUDITORS, REPORT ON ACCOMPANYING INFORMATION

To the Partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We conducted our audit to form an opinion on the basic financial statements of Sundance Housing Associates, Ltd. taken as a whole. The accompanying information on pages twelve through sixteen is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the b asic fin ancial statements taken as a whole.

January 20, 1995

                                        GELFOND HOCHSTADT
                                        PANGBURN STARK & CO.
                                        A Professional Corporation
                                        Certified Public Accountants
                                        and Business Consultants
                                        A member of Horwath International
                                        Suite 2100
                                        370 Seventeenth Street Denver, CO 80202
                                        (303)595-4000/Fax:(303)825-7132
                                        [Horwath logo]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-36614, as of December 31, 1993, and the related statements of profit and loss, changes in partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing t he accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 101-36614 as of December 31, 1993, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn Stark & Co.

February 7, 1994

[Letterhead]

                                        GELFOND HOCHSTADT
                                        PANGBURN STARK & CO.
                                        A Professional Corporation
                                        Certified Public Accountants
                                        and Business Consultants
                                        Suite 2100
                                        370 Seventeenth Street
                                        Denver CO 80202
                                        (303) 595-4000 / Fax: (303) 825-7132

                          INDEPENDENT AUDITORS' REPORT

To the partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd. (a limited partnership)' HUD project No. 101-36614, as of December 31, 1992, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 10136614 as of December 31, 1992, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn Stark & Co.

February 1, 1993

[Letterhead]

                                   GELFOND HOCHSTADT
                                   PANGBURN STARK & CO.
                                   A Professional Corporation
                                   Certified Public Accountants
                                   and Business Consultants
                                   Suite 2100
                                   370 Seventeenth Street
                                   Denver, C0 80202
                                   (303) 595-4000 / Fax: (303) 825-7132

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd. (a limited partnership), HUD Project No. 101-36614, as of December 31, 1991, and the related statements of profit and loss, changes in partners' equity and cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 10136614 as of December 31, 1991, and the results of its operations and the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn Stark & Co.

February 3, 1992

[Letterhead]

[Logo] Haran & Associates Ltd
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS

                          INDEPENDENT AUDITOR'S REPORT

To the Partners                                       HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                 Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well an evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion. As more fully described in the notes to the financial statements, the Partnership has expensed construction period interest and real estate taxes associated with the building.

In our opinion, construction period interest and taxes should be capitalized and depreciated over the life of the building to conform with generally accepted accounting principles. In addition, the Project recognized depreciation for the building over a shorter useful life than would be allo wable under generally accepted accounting pr inciples. The effects on the financial statements of the preceding practices are not reasonably determinable. In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1993, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supporting data included in this report (shown on pages 15 through 19) has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Haran & Associates Ltd

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692

January 25, 1994

[Letterhead]

[Logo] Hechtman & Associates Ltd.                                  Jay Hechtman
CERTIFIED PUBLIC ACCOUNTANTS                                     James E. Haran

                          INDEPENDENT AUDITOR'S REPORT

To the Partners                                        HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                  Chicago, Illinois
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP (a limited partnership), Project No. 071-35592, as of December 31, 1992, and the related statements of profit and loss-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to expres s an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence sup porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity of BOULEVARD COMMONS LIMITED PARTNERSHIP at December 31, 1992, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements. The supporting data included in this report (shown on Pages 15 through 18) have been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hechtman & Associates Ltd

HECHTMAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
January 25, 1993

[Letterhead]

[Logo] Hechtman & Associates Ltd                               JAY HECHTMAN
CERTIFIED PUBLIC ACCOUNTANTS                                 JAMES E. HARAN

                BOULEVARD COMMONS LIMITED PARTNERSHIP
                        PROJECT NO. 071-35592

                         SUPPLEMENTARY DATA
                            COMPLIANCE

To the Partners                                   HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP             Chicago, Illinois
Chicago, Illinois

        We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP (a limited partnership), Project No. 071-35592, for the year ended December 31, 1991, and have issued our report thereon dated January 27, 1992. We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether th ial statements are free of material misstatement.

        Compliance with laws, regulations, contracts, and grants applicable to the Partnership is the responsibility of the Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, our objective was not to provide an opinion on overall compliance with such provisions.

        We also considered those matters comprehended in the "Audit Compliance and Internal Control Questionnaire, n which is set forth in Appendix 2 of the US Department of Housing and Urban Development ("HUD") Audit Guide for Mortgagors Having HUD Insured or Secretary Held
Multifamily Mortgages for Use by Independent Public Accountants.

        The results of our tests indicate that, with respect to the items tested, the Partnership complied, in all material respects, with the provisions referred to in the preceding two paragraphs. With respect to the items not tested, nothing came to our attention that caused us to believe that the Partnership had not complied, in all material respects, with those provisions.

This report is intended for the information of the audit committee, management, and HUD.

/s/ Hechtman & Associates Ltd.

HECHTMAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892

January 27, 1992

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 142125
Oglethorpe Professional Blvd.
Savannah, Georgia 31416
Telephone (912) 354-4141 FAX: (912) 352-3098

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our aud its.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove rall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opin ion, is fairly present ed in all material respects in relation to the basic financial statements as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS, REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as ev aluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited' , on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.
/s/ David C. Moja
David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited PartnersHIp) as of December 31, 1992, and December 31, 1991, and the related statements of operations, partners' equity (deficit) and cash flos for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our auditirs in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial staement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the results of is operations and its cash flows for the years then ended in conformity with generally accepted accounting princples.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.

February 5, 1993
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1991 and December 31, 1990, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibilty of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1991 and December 31, 1990, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

David C. Moja, C.P.A., PC

February 11, 1992
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our a udits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove rall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly present ed in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
March 3, 1995
Savannah, Georgia

David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS, REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked unaudited , on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opin ion, is fairly present ed in all material respects in relation to the basic financial statements ta ken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]
                          David C. Moja, C.P.A., P.C.
                              P.O. Box 14212
                        5 Oglethorpe Professional Blvd.
                            Savannah, Georgia 31416

Telephone:                                                      FAX:
(912) 354-4141                                                  (912)352-3098

                       INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

        We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentati on. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.

February 5, 1993
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 142125
Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audi ts provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opin ion, is fairly present ed in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
March 3, 1995
Savannah, Georgia

[Letterhead]


David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS , REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked unaudited, on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial sta tements and, in our opinion, is fairly presented in all material respects in (relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
February 17, 1994
Savannah, Georgia

[Letterhead]

                          David C. Moja, C.P.A., P.C.
                              P.O. Box 14212
                        5 Oglethorpe Professional Blvd.
                            Savannah, Georgia 31416

Telephone:                                                      FAX:
(912) 354-4141                                                  (912)352-3098

                        INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

        We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whethrt the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in o ur opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.
February 5, 1993
Savannah, Georgia

David C. Moja., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basi s for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presente d in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
March 3, 1995
Savannah, Georgia

David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonabl e basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in (relation to the basic financial statements taken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.
February 17, 1994
Savannah, Georgia

[Letterhead]
                          David C. Moja, C.P.A., P.C.
                              P.O. Box 14212
                        5 Oglethorpe Professional Blvd.
                            Savannah, Georgia 31416

Telephone:                                                      FAX:
(912) 354-4141                                                  (912)352-3098

                        INDEPENDENT AUDITORS REPORT

To the General Partners of
Talbot Village Limited Partnership

        We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonabl e basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja
David C. Moja, C.P.A., P.C.
February 5, 1993
Savannah, Georgia

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

                          INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
March 3, 1995
Savannah, Georgia

David C. Moja, C.P.A., PC
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial stateme nt presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairl y presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
February 17, 1994
Savannah, Georgia

[Letterhead]
                        David C. Moja, C.P.A., P.C.
                              P.O. Box 14212
                      5 Oglethorpe Professional Blvd.
                         Savannah, Georgia 31416

Telephone:                                                              FAX:
(912)354-4141                                                   (912)352-3098


                       INDEPENDENT AUDITORS REPORT

To the General Partners of
Willowpeg Village Limited Partnership

        We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the related statements of operations, partners" equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards and Government Auditing standards, issued by the Comptroller General of the United states. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating t he overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1992 and December 31, 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, i n opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
February 5, 1993
Savannah, Georgia

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                          Independent Auditors' Report
                                                               February 18, 1994

Bingham Family Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner. Maine

We have audited the accompanying statement of assets, liabilities and partners, capital - income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expenses - income tax basis, changes in partners, capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management- Our responsibility is to express an opinio n on these fina ncial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1993, and its revenue and expenses, changes in partners, capital. and cash flows for the year then ended on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330


                          Independent Auditors, Report

                                                               February 12, 1993
Bingham Family Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners, capital . income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1992, and the related statements of revenue and expenses . income tax basis, changes in partners, capital . income tax basis. and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinio n on these fina ncial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1992, and its revenue and expenses, changes in partners. capital, and cash flows for the year then ended, on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                           Independent Auditors' Report

                                            February 7, 1992

Bingham Family Housing Associates
 (a Limited Partnership)
 224 Maine Avenue
 Gardiner, Maine

         We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1991, and the related statements of revenue and expenses - income tax basis, and changes in partners' capital income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1991, and its revenue and expenses, and changes in partners' capital for the year then ended, on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                          Independent Auditors' Report

                                                               February 18, 1994
Birmingham Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners, capital - income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expenses - income tax basis changes in partners, capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall fin ancial statement presentation-We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of Birmingham Housing Associates (a Limited Partnership) as of December 31. 1993, and its revenue and expenses, changes in partners, capital, and cash flows for the year then ended on the basis of accounting described in Note 1

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330


                          Independent Auditors' Report

                                                               February 12, 1993
Birmingham Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners. capital - income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31. 1992, and the related statements of revenue and expenses - income tax basis, changes in partners, capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's mana gement- Our responsibility is to express an opinion on these financia l statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1992, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended, on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330


                      Independent Auditors' Report

                                                                February 7, 1992

Birmingham Housing Associates
  (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine


        We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1991, and the related statements of revenue and expenses - income tax basis, and changes in partners' capital - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, a s well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 1, these financial statements were prepared on basis of accounting the Partnership uses for income tax purposes, which is comprehensive basis of accounting other than generally accepted accounting principles.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1991, and its revenue and expenses, and changes in partners' capital for the year then ended, on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330


                          Independent Auditor' Report

                                                               February 18, 1994
New Sweden Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner,  Maine

We have audited the accompanying statement of assets, liabilities and partners, capital - income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expens es - income tax basis, changes in partners, capital - income tax basis, and cash flows - income tax basis for the year then ended- These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove rall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and its revenue and expenses, changes in partners, capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                          Independent Auditors' Report

                                                               February 12, 1993
New Sweden Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1992, and the related statements of revenue and expenses - income tax basis, changes in partners, capital - income tax basis, and cash flows - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as eval uating the overall financial statement presentation-We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1992. and its revenue and expenses, changes in partners, capital, and cash flows for the year then ended, on the basis of accounting described in Note 1.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                     Independent Auditors' Report

                                                                February 7, 1992

New Sweden Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

        We have audited the accompanying statement of assets, liabilities and partners' capital - income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1991, and the related statements of revenue and expenses - income tax basis, and changes in partners' capital - income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted audittng standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 1, these financial statements were prepared on basis of of accounting the Partnership uses for income tax purposes, which is comprehensive basis of accounting other than generally accepted accounting principles.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of New Sweden Housina Associates {a Limited
Partnership as of December 31.

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

Russell Novak & Company
Certified Public Accountants

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Hazel-Winthrop Apartments
Chicago, Illinois

We have audited the accompanying balance sheets of FHA Project No. 07135522-PM Hazel-Winthrop Apartments (an Illinois Limited Partnership) as of December 31, 1993 and 1992, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards and government auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and Perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes a ssessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FHA Project No. 071-35522-PM Hazel-Winthrop Apartments as of December 31, 1993 and 1992, and the results of its operations, changes in partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown o pages 12 to 17) are presented for the purposes of additional analysis and are no a required part of the financial statements of FHA Project No. 071-35522-PM Hazel-Winthrop Apartments. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presente d in all material respects in relation to the financial statements taken as a whole.

/s/ Russell Novak and Company
February 4, 1995
Chicargo, Illinois

[Letterhead]

Russell Novak & Company
Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hazel-Winthrop Apartments
Chicago, Illinois

We have audited the accompanying balance sheets of F.H.A. Project No. 07135522-PM Hazel-Winthrop Apartments (an Illinois Limited Partnership) as of December 3l, l993 and 1992, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and government auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An aud it also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F.H.A. Project No. 07l-35522-PM Hazel-Winthrop Apartments as of December 3l, l993 and l992, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages l2 to l7) are presented for the purposes of additional analysis and are not a required part of the financial statements of F.H.A. Project No. 07l735522-PM Hazel-Winthrop Apartments. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly pre sented in all material respects in relation to the financial statements taken as a whole.

/s/ Russell Novak and Company

February 4, l994
Chicago, Illinois

[Letterhead]

Russell Novak & Company
Certified Public Accountants

                            INDEPENDENT AUDITORS' REPORT

To the Partners
Hazel-Winthrop Apartments
Chicago, Illinois

        We have audited the accompanying balance sheets of FHA Project No. 07135522-PM Hazel-Winthrop Apartments (an Illinois Limited Partnership) as of December 31, 1992 and 1991, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and government auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FHA Project No. 071-35522-PM Hazel-Winthrop Apartments as of December 31, 1992 and 1991, and the results of its operations, changes in partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 12 to 16) are presented for the purposes of additional analysis and are not a required part of the financial statements of FHA Project No. 071-35522-PM Hazel-Winthrop Apartments. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presen ted in all material respects in relation to the financial statements taken as a whole.

/s/ Russell Novak and Company
February 2, 1993
Chicago, Illinois

                             BILLIE J. BURNETT, CPA
                                 5 Benton Drive
                                Nashua, NH 03060
                                 (603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership I

I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1994 and 1993, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fin ancial statement presentation. I believe that my audits, provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J Dobens Limited Partnership I as of December 31 , 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Billie J. Burnett
Billie J. Burnett
February 9, 1995

                             BILLIE J. BURNETT, CPA
                                 5 Benton Drive
                                Nashua, NH 03060
                                 (603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership 1

I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1993 and 1992, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by ma nagement, as well as evaluating the overall financial statement presentation. I believe that my audits, provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J Dobens Limited Partnership I as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Billie J. Burnett February 25, 1994

/s/ Billie J. Burnett
Billie J. Burnett
February 25, 1994

                            BILLIE J. BURNETT, CPA
                               5 Benton Drive
                              Nashua, NH 03060
                               (603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership I

        I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31 , 1992 and 1991 , and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by mana gement, as well as evaluating the overall fin ancial statement presentation. I believe that my audits, provide a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited Partnership I as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Billie J. Burnett

Billie J. Burnett
February 26, 1993

[Letterhead]

                          Michael Sczekan & Co., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8801 East Hampden Avenue, Suite 200
                             Denver, Colorado 80231
                               (303) 751-4656
                               Fax (303) 745-1156

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of                                        Chief-Loan Management
Delmar Housing Associates Limited Partnership    Continental Wingate Associates
Denver, Colorado                                          Boston, Massachusetts

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership FHA Project Number 109-94004 REF, as of December 31, 1993, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted government auditing standards, Governmental Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the US. Department of Housing and Urban Development, Office of Inspector General in July, 1993.

In our opinion, the balance sheet referred to above present fairly, in all material respects, the balance sheet of Delmar Housing Associates Limited Partnership, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 16 through 22 are presented for the purposes of additional analysis and are not a required part of the financial statements of HUD project Number 10994004 REF. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co., P.C.
Michael Sczekan & Co., P.C.
Certified Public Accountants
Denver, Colorado
February 25, 1994

[Letterhead]

                           Michael Sczekan & Co., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8801 East Hampden Avenue, Suite 200
                             Denver, Colorado 80231
                                 (303) 751-4656

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of                                        Chief-Loan Management
Delmar Housing Associates Limited Partnership    Continental Wingate Associates
Denver, Colorado                                          Boston, Massachusetts

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership FHA Project Number 109-94004 REF, as of December 31, 1992, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted government auditing standards, Governmental Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the US. Department of Housing and Urban Development, Office of Inspector General.

In our opinion, the balance sheet referred to above present fairly, in all material respects, the balance sheet of Delmar Housing Associates Limited Partnership, as of December 31,1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 20 are presented for the purposes of additional analysis and are not a required part of the financial statements of HUD project Number 10994004 REF. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fa irly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co., P.C.
Michael Sczekan & Co., P.C.
Certified Public Accountants
Denver, Colorado
February 9, 1993

[Letterhead]

                            Michael Sczekan Co., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8801 East Hampden Avenue, Suite 200
                             Denver, Colorado 80231
                                 (303)751-4656

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of                                       Chief-Loan Management
Delrnar Housing Associates Limited Partnership   Continental Wingate Associate
Denver, Colorado                                         Boston, Massachusetts

        We have audited the accompanying statement of financial position of Delmar Housing Associates Limited Partnership FHA Project Number 109-94004 REF as of December 31,1991, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statemens are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted government auditing standards, issued by the Comptroller General of the United States, and generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting prinaples used and sigruficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the finanaal statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 14 through 20 are presented for the purposes of additional analvsis and are not a required part of the financial statements of HUD project Number 109-94004 REF. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements a nd, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

        We have also reviewed compliance and internal control matters in accordance with the provisions of Appendix 2 of the HUD Audit Guide for Mortgagors having HUD Insured or Secretary Held Multifamily Mortgages,
HUI) Handbook 4372.1 dated February 1988 and have rendered our report thereon pages 21 through 23.
Respectfully submitted,

                                                 /s/ Michael Sczekan & Co., P.C.
                                                     Michael Sczekan & Co., P.C.
                                                    Certified Public Accountants
Denver, Colorado
February 14, 1992

[Letterhead]

Marks Shron & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
111 Great Neck Road
Great Neck New York 11021
(516) 466-6550 FAX (516) 466-5649

              Independent Auditors' Report on Financial Statements

To the Partners of
Logan Plaza Associates

We have audited the accompanying Balance Sheet of Logan Plaza Associates, A Limited Partnership, Project No. 012-36606-PM(42), as of December 31, 1994 and 1993, and the related statements of Profit and Loss (on HUD Form No. 92410), Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. As more fully described in Note 2 to the financial statements, the Partnership's method of computing depreciation is in accordance with reporting for Federal income tax purposes which is not in accordance with generally accepted accounting principles. The information needed to quantify the effects of this item (these items) on the financial position, results of operations, and cash flows of the Partnership is not reasonably determinable from the Partnership's accounts and records and, therefore, has not been presented.

In our opinion, except for the effects of the item(s) discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD, as referred to in the Table of Contents, is presented for purposes of additional analysis and to comply with HUD reporting requirements and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of t he item(s) discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                                       /s/ Marks Shron & Company

January l9, l995

[Letterhead]

Marks Shron & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
111 Great Neck Road
Great Neck New York 11021
(516) 466-6550 FAX (516) 466-5649

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Logan Plaza Associates

We have audited the accompanying balance sheet of Logan Plaza Associates, (A Limited Partnership)' as of December 3l, 1993 and the related Statements of Income and Expense, Partners' Capital and Cash Flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financiaI statements referred to above present fairly' in al] material respects, the financial position of Logan Plaza Associates at December 31, 1993 and the results of its operstions and its cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

/s/ Marks Shron & Company
January 21, 1994

[Letterhead]

Marks Shron & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
A Partnership Including a Professional Corporation
111 Great Neck Road
Great Neck New York 11021
(516) 466-6550 FAX (516) 466-5649

              Independent Auditor's Report on Financial Statements

To the Partners
of Logan Plaza Associates

We have audited the accompanying Balance Sheet of Logan Plaza Associates, A Limited Partnership, Project No. 012-36606-PM(42), as of December 31, 1992, and the related statements of Profit and Loss (on HUD Form No. 92410), Partners' Equity (Deficit), and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 2 to the financial statements, the Partnership's method of computing depreciation is in accordance with reporting for Federal income tax purposes which is not in accordance with generally accepted accounting principles. The information needed to quantify the effects of this item (these items) on the financial position, results of operations, and cash flows of the Partnership is not reasonably determinable from the Partnership's accounts and records and therefore has not been presented.

In our opinion, except for the effects of the item(s) discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1992 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                      -2-

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and to comply with HUD reporting requirements and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item(s ) discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.
                                                       /s/ Marks Shron & Company
February 8, 1993

[Letterhead]

Marks Shron & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
111 Great Neck Road
Great Neck New York 11021
(516) 466-6550 FAX (516) 466-5649

                         Independent Auditor's Report

To the Partners of
Logan Plaza Associates

We have audited the accompanying statements of financial position of Logan Plaza Associates, A Limited Partnership, Project NO. 012-36606-PM(42), as of December 31, 1991, and the related statements of profit and loss (on HUD Form No. 92410), partners, equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted governmental auditing standards for financial and compliance audits. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As more fully described in Note 2 to the financial statements, the Partnership's method of computing depreciation is in accordance with reporting for Federal income tax purposes which is not in accordance with generally accepted accounting principles. The information needed to quantify the effects of this item (these items) on the financial position, results of operations, and cash flows of the Partnership is not reasonably determinable from the Partnership's accounts and records and therefore has not been presented.

        In our opinion, except for the effects of the item(s) discussed in the proceeding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1991 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for purposes of additional analysis and to comply with HUD reporting requirements and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item(s) discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.
                                                       /s/ Marks Shron & Company
January 29, 1992

[Letterhead]


                           Reznick Fedder & Silverman
              Certified Public Accountants * Business Consultants
                           A Professional Corporation
    217 East Redwood Street Suite 1900 Baltimore, MD 21202-3316(410)727-4340
                               Fax (410)727-0460

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance With generally accepted auditing standards. Those standards require that We plan and perform the audit to obtain reasonable assurance about Whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as Well as evaluating the ov erall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a Whole. The supplemental information on pages 19 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited" on which We express no opinion has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all m aterial respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 9, 1995

[Letterhead]

                           Reznick Fedder & Silverman
 Certified Pub1ic Accountants * Business Consultants A Professiona1 Corporation
        217 East Redwood Street Suite 1900 Baltimore, MD 21202-3316
                      (410) 727-4340 . Fax (410) 727-0460

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership, CDA Project No.: 27.04.0002, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ov erall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership, CDA Project No.: 27.04.0002, as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion' has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all mat erial respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 14, 1994

[Letterhead]

                           Reznick Fedder & Silverman
                         Certified Public Accountants*
                Business Consultants A Professiona1 Corporation
        217 East Redwood Street Suite 1900 Baltimore, MD 21202-3316
                      (401) 727-4340 . Fax (410) 727-0460

                          INDEPENDENT AUDITORS' REPORT

To the Partners Heritage Court Limited Partnership
We have audited the accompanying balance sheet of Heritage Court Limited Partnership' CDA Project No.: 27.04.0002, as of December 31' 1992' and the related-statements of profit and loss (on HUD Form No. 92410)' partners' equ ity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly' in all material respects' the financial position of Heritage Court Limited Partnership' CDA Project No.: 27.04.0002' as of December 31' 1992, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such 0information' except for that portion marked "unaudited' n on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all ma terial respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 15, 1993

[Letterhead]

                      Reznick Fedder & Silverman
            Certified Pub1ic Accountants * A Professiona1 Corporation
 1900 Redwood Tower * 217 East Redwood Street * Baltimore, Maryland 21202-3316
                                 (301) 727-4340


                          INDEPENDENT AUDITORS' REPORT

  To the Partners
  Heritage Court Limited Partnership

        We have audited the accompanying balance sheet of Heritage Court Limited Partnership (a Maryland limited partnership), C.D.A. Project No.: 27.04.0002, as of December 31, 1991, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership, C.D.A. Project No.: 27.04.0002, as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemen- tal information on pages 16 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 16, 1992

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-94007 of the Lakeview Heights Apartments, Ltd. (a limited partnership) as of December 31' 1993 and the related statements of profit and loss' partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-94007 as of December 31, 1993' and the results of its operations and changes in partners, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-94007. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in rel ation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
January 26, 1994

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-10504 of the Lakeview Heights Apartments, Ltd. (a limited partnership) as of December 31, 1992 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-10504 as of December 31, 1992, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-10504. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
February 5, 1993

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-10504 of the Lakeview Heights Apartments, Ltd. (a limited partnership) as of December 31, 1991 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United Stated. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-10504 as of December 31, 1991, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 to 18) are presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-10504. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in rel ation to the financial statements taken as a whole.

/s/ Bement, Lake, Hill & Company
Bement, Lake, Hill & Company

Salt Lake City, Utah
February 5, 1992

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Trenton Apartments' Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-94006 of the Trenton Apartments, Ltd. (a limited partnership) as of December 31 ' 1993 and the related statements of profit and loss, partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards' issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing th e accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-94006 as of December 31, 1993, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 20) are presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-94006. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in rel ation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
February 1, 1994

                        INDEPENDENT ACCOUNTANTS ' REPORT

To the Partners of
  Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-10503 of the Trenton Apartments, Ltd. (a limited partnership) as of December 31, 1992 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing t he accounting princ iples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-10503 as of December 31, 1992, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 to 18) are presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-10503. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in rel ation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company

Salt Lake City, Utah
February 1, 1993

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
  Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-10503 of the Trenton Apartments, Ltd. (a limited partnership) as of December 31, 1991 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United Stated. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-10503 as of December 31, 1991, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 to 18) are presented for the purposes of additional analysis and are not a required part of the basic statement of HUD Project No. 105-10503. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Bement, Lake, Hill & Company
Bement, Lake, Hill & Company

Salt Lake City, Utah
February 5, 1992

[Letterhead]
[graphic] ARONSON, FETRIDGE & WEIGLE
          A PROFESSIONAL CORPORATION
        CERTIFIED PUBLIC ACCOUNTANTS
            & MANAGEMENT CONSULTANTS

                          Independent Auditor's Report

The Partners
2225 NEW YORK AVENUE, LTD.              HUD Field Office Director
(A  Limited Partnership)                1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS             P.O. Box 2905
11781 Lee Jackson Highway #320          Fort Worth, Texas 76113-2905
Fairfax, Virginia 22033 HUD


We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1993, and the related Statements of Profit and Loss, Changes in Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's excess of current liabilities over current assets and its net loss raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         /s/ Aronson, Fetridge & Weigle

Rockville, Maryland
January 19, 1994

[Letterhead]
[graphic]   ARONSON FETRIDGE,
            WEIGLE & SCHIMEL
  A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS
  AND MANAGEMENT CONSULTANTS

                          Independent Auditors' Report

The Partners
2225 NEW YORK AVENUE, LTD.
(A Limited Partnership)
T/A PEBBLE CREEK APARTMENTS
1901 Pennsylvania Ave., N.W. #800
Washington, D.C. 20006

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1992, and the related Statements of Profit and Loss, Changes in Partners, Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generaIIy accepted accounting principles.


                                      -1-

[logo]                                              [logo]
100          6116 EXECUTIVE BOULEVARD, FIFTH FLOOR  A Member of
WAYS TO            ROCKVILLE, MARYLAND 20852        Moores
PROSPER                  (301) 231-6200             Rowland
                      FAX: (301) 231-7630           INTERNATIONAL
                                                    A Worldwide Association of
                                                    Independent Accounting Firms

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Year End Report and Analysis - Supplementary Data presented on pages 14 - 19, the lndependent Auditors, Report on lnternal Control Structure on pages 22-24, and the Independent Auditors, Report on Compliance with Specific Requirements Applicable to Major HUD Programs on page 21 are presented for purposes of additional analysis and reguIatory requirements an d are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financiaI statements and, in our opinion, is fairIy stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements and supplemental material have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Notes 6 and 7 to the financial statements, the Partnership,s current liquidity problems and recurring cash deficits from operations and unresolved regulatory matters with HUD raise substantial doubt about the Partnership's ability to continue as a going concern. Management,s plans i n regard to these matters are also described in Note 6. The financial statements and supplemental material do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                    /s/ Aronson, Fetridge, Weigle & Schimel

Rockville, Maryland
January 15, 1993

[Letterhead]
KPMG Peat Marwick
     Certified Public Accountants

     2001 M. Street, N.W.
     Washington, DC 20036

                          Independent Auditors' Report
The Partners
2225 New York Avenue, Ltd.
(A Limited Partnership):



We have audited the accompanying balance sheets of 2225 New York Avenue, Ltd. (A Limited Partnership), FHA Project No. 113-36607, as of December 31, 1991 and 1990, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audi t also includes assessing the accounting princi ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 New York Avenue, Ltd. as of December 31, 1991 and 1990, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental material is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements and supplemental material have been prepared assuming that 2225 New York Avenue, Ltd. will continue as a going concern. As discussed in notes 7 and 8 to the financial statements, the Partnership's current liquidity problems and recurring cash deficits from operations raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements and suppl material do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                           /s/ KPMG Peat Marwick
February 6, 1992

[Letterhead]
                                [LOGO] VMcHC&S
                  Vroman, McGowen, Hurst, Clark & Smith, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS
     317 6th Avenue (bullet) Suite 400 (bullet) Des Moines, Iowa 50309-4136
                     515-288-3279 (bullet) Fax: 515-280-1490

Larry J. Clark, CPA                                   Thomas J. Pflanz, CPA
David W. Hurst, CPA                                    John A. Schmidt, CPA
Robert R. McGowen, CPA                                  S. James Smith, CPA
Michael W. McNichols, CPA                              James A. Vroman, CPA

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123-36605, as of December 31, 1993 and 1992, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting prin ciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1993 and 1992, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information (shown on pages 13 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Coronado Courts Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Vroman, McGowen, Hurst, Clark &  Smith, P.C.

Des Moines, Iowa
February 15, 1994

Other Auditor Information:
    Lead Auditor - Michael W. McNichols
     Federal I.D. Number - 42-1104473

 Member of Accounting Firms Associated, Inc. and Alliott Peirson International;
          Private Companies Practice Section of American Institute of
                          Certified Public Accountants

[Letterhead]
                               [LOGO] VMcHC&S
                Vroman, McGowen, Hurst, Clark & Smith, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
            317 6th Avenue Suite 400 Des Moines, Iowa 50309-4136
                       515-288-3279  Fax: 515-280-1490



Larry J. Clark, CPA                                    Thomas J. Pflanz, CPA
David W. Hurst, CPA                                    John A. Schmidt, CPA
Robert R. McGowen, CPA                                 S. James Smith, CPA
Michael W. McNichols, CPA                              James A. Vroman, CPA


                        INDEPENDENT AUDITOR'S REPORT


To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123-36605, as of December 31, 1992 and 1991, and the related statements of profit and loss, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the US Department of Housing and Urban Development, Office of Inspector General in October 1991. Those standards and the "guide" require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstate ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1992 and 1991, and the result of its operations, changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 12 to 19) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Coronado Courts Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material in our opinionis fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Vroman, McGowen, Hurst, Clark & Smith

Des Moines, Iowa
February 10, 1993

Other Auditor Information:
     Lead Auditor - John J. Hanrahan
     Federal I.D. Number - 42-1104473

 Member of Accounting Firms Associated, Inc. and Alliott Peirson International;
          Private Companies Practice Section of American Institute of
                          Certified Public Accountants

Freedberg & Garlick, P.C.
Certified Public Accountants
[Letterhead] Wellesley Office Park
             55 William Street
             Wellesley, Massachusetts 02181-4003
             617-239-3400, FAX 239-1140

Richard M. Freedberg, CPA
Saul H. Garlick, CPA
Ray W. Nute, CPA
Richard D. Tardiff, CPA

Susan P. Davies, CPA
Marcia M. Irwin, CPA
Debra E. Sheldon, CPA

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1993, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princip les used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Freedberg & Garlick, P.C.
February 10, 1994

Freedberg & Garlick, P.C.
Certified Public Accountants

[Letterhead} Wellesley Office Park
             55 William Street
             Wellesley, Massachusetts 02181-4003
             617-239-3400, FAX 239-1140

Richard M. Freedberg, CPA
Saul H. Garlick, CPA
Debra E. Sheldon, CPA
Richard D. Tardiff, CPA

Susan P. Davies, CPA
Marcia M. Irwin, CPA

INDEPENDENT AUDITORS REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet (MHFA Form F.C.-3A & F.C.-3B) of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-015-S, as of December 31, 1992, and the related statements of operations (MHFA Form F.C.-2A), partners' equity (deficiency) (MHFA Form F.C.-3C) and cash flows (MHFA Form F.C.4A, F.C.-4B & F.C.-4C) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financi al statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princip les used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1992, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Freedberg & Garlick, P.C.
January 29, 1993

[Letterhead]
Freedberg & Garlick, P.C.
Certified Public Accountants
Wellesley Office Park
55 William Street
Wellesley, Massachusetts 02181-4003
617-239-3400, FAX 239-1140

Richard M. Freedberg, CPA
Saul H. Garlick, CPA
Richard D. Tardiff, CPA

Susan P. Davies, CPA
Marcia K. Griffin, CPA


                        INDEPENDENT AUDITORS REPORT


To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet (MHFA Form F.C.-3A & F.C.-3B) of MB Bitterswee t Associates Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 84-015-S, as of December 31, 1991, and the related statements of operations (MHFA Form F.C.-2A), partners' equity (deficiency) (MHFA Form F.C.-3C) and cash flows (MHFA Form F.C.-4A, F.C.-4B & F.C.-4C) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclos ures in the financial statements. An audi t also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1991, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Freedberg & Garlick, P.C.
February 7, 1992

                             MUELLER & WALLA, P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS
                           10714 MANCHESTER ROAD
                                   SUITE 201
                           KIRKWOOD, MISSOURI 63122
                                 (314)822-6575

                        ACCOUNTANTS' COMPILATION REPORT


The Partners
Perryville Associates I, L.P.
St. Louis' Missouri

We have compiled the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1992, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 21, 1993, but they have not performed any auditing procedures since that date.

/s/Mueller & Walla P.C.
Mueller & Walla, P.C.
Certified Public Accountants

January 19, l994
                                       1

           MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                         BENDER, WELTMAN, THOMAS & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                12655 Olive Blvd.
                                   Suite 235
                            St. Louis Missouri 63141
                                 (314)576-1350
                               FAX (314)576-9650

WILLIAM J. BENDER
JOEL W. WELTMAN
JAMES E. THOMAS

                          INDEPENDENT AUDITORS' REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1992, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement s based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1992 financial statements referred to above present fairly, in all material respects, the financial position of Perryville Associates I, L.P. as of December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The 1991 financial statements were compiled by us, and our report thereon, dated January 7, 1992, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Bender, Weltman, Thomas & Co., CPA's
BENDER, WELTMAN , THOMAS & CO., CPAs

January 21, 1993

           MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                        BENDER, WELTMAN, THOMAS & CO.
                        CERTIFIED PUBLIC ACCOUNTANTS
                             12655 OLIVE BLVD.
                                   SUITE 235
                            ST. LOUIS MISSOURI 63141
                                 (314)576-1350


WILLIAM J. BENDER
JOEL W. WELTMAN
JAMES E. THOMAS


To the Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Perryville Associates I, L.P. (a Limited Partnership) as of December 31, 1991 and the related statements of operations, partners' capital and cash flows for the year then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is representation of management. We have not audited or reviewed the accompanying 1991 financial statements and, accordingly do not express an opinion or any other form of assurance on them.

The financial statements of Perryville Associates I, L.P. as of December 31, 1990 were audited by other accountants' whose report dated January 22, l991, expressed an unqualified opinion on those statements.

/s/Bender, Weltman, Thomas & Co., CPAs
BENDER, WELTMAN, THOMAS & CO., CPAs

January 7, 1992

perry.stm