Form 10-K/A
period 1995-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-07-17
CIK 810663

July 14, 1995

Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

     Boston Financial Qualified Housing Limited Partnership
     Form 10-K/A Annual Report for the Year Ended March 31, 1995
     File Number 0-16796
     Filing Fee Account Number 0000810663

Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. Due to a technical difficulty we were unable to electronically transmit the exhibits which should accompany the Form 10-K document. One paper copy of the document plus exhibits has been submitted to the above address on June 28, 1995. As a result of a conversation with Ms. Sylvia Reese of the Division of Corporate Finance on Tuesday, June 27, 1995, it was her opinion that filing the exhibits under Form 10-K/A, was the most advantageous way to complete the filing.

Thank you for your attention and consideration regarding this matter.

Very truly yours,

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

By: 29 Franklin Street, Inc.
    its Managing General Partner

By: /s/ Fred N. Pratt, Jr.,
    Fred N. Pratt, Jr.,
    A Managing Director

QH110K-K.95

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

   (a)(3)(b) None.

   (a)(3)(c) Exhibits

     Number and Description in                   Page Number or
          Accordance with                         Incorporation
     Item 601 of Regulation S-K                  by Reference to

4. Instruments defining the rights of security holders, including indentures

   4.1 Amended and Restated Agreement contained     Exhibit A to Prospectus

       and Certificate of Limited Partnership       in Form S-11 Registration
       dated as of June 13, 1987                    Statement,
                                                    File Number 33-11910

   28. Additional Exhibits
       (a) 28.1 Reports of Other Independent Auditors          048

(a)(3)(c) Exhibits

                                                  Page Number or
  Number and Description in Accordance with       Incorporation
         Item 601 of Regulation S-K              by Reference to

(b) Audited financial statements of Local
    Limited Partnerships                               149
    1. Cass House
    2. Verdean Gardens

(a)(3)(c) Exhibits

                                                  Page Number or
  Number and Description in Accordance with       Incorporation
         Item 601 of Regulation S-K              by Reference to

(b) Audited financial statements of Local
    Limited Partnerships                               149
    1. Cass House
    2. Verdean Gardens
(c) Reports on Form 8-K date:
    July 7, 1988
    January 20, 1989
(d) Post-Effective Amendment No. 1-3 to Form
    S-11 Registration Statement
(e) Prospectus-Sections Entitled: "Other
    Government Assistance Programs:
    "Estimated Use of Proceeds"
    "Management Compensation and Fees"
    "Profits and Losses for Tax Purposes,
    Tax Credits and Cash Distributions"

(a)(3)(d) None.

DOCUMENTS INCORPORATED BY REFERENCE: SUBJECT TO RULE 126-32 OF THE SECURITIES EXHANGE ACT OF 1934 REGARDING THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS
INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1995
                       Reports of Independent Auditors

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants
Business Consultants

                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1994 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in the notes to the financial statements, the Partnership has expensed construction period interest and real estate taxes associated with the building. In our opinion, construction period interest and taxes should be capitalized and depreciated over the life of the building to conform with generally accepted accounting principles. In addition, the Project recognized depreciation for the building over a shorter useful life than would be allowable under generally accepted accounting principles. The effects on the financial statements of the preceding practices are not reasonably determinable.

In our opinion, except for the effects of the matters discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1994, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles. The supporting data included in this report (shown on pages 15 through 19) has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580
January 25, 1995

[Letterhead]

[LOGO]
Hechtman & Associates Ltd                                         Jay Hechtman
Certified Public Accountants                                    James E. Haran

                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity--income tax basis of BOULEVARD COMMONS LIMITED PARTNERSHIP (a limited partnership), Project No. 071-35592, as of December 31, 1992 and the related statements of profit and loss--income tax basis, changes in partners' equity--income tax basis and statement of cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ HECHTMAN & ASSOCIATES LTD.

HECHTMAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
January 25, 1993

[Letterhead]

                                                             GELFOND HOCHSTADT
                                                                PANGBURN & CO.
                                                    A Professional Corporation
                                                  Certified Public Accountants
                                                      and Business Consultants
                                                                    Suite 2500
                                                                 1600 Broadway
                                                         Denver, CO 80202-4925
                                            (303) 831-5000/Fax: (303) 831-5032
                                             A member of Horwath International
                                                                [Logo] HORWATH

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd., a limited partnership (the "Partnership"), HUD Project No. 101-36614, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 101-36614 as of December 31, 1994, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn & Co.

Gelfond Hochstadt Pangburn & Co.
January 20, 1995

[Letterhead]

                                                             GELFOND HOCHSTADT
                                                                PANGBURN & CO.
                                                    A Professional Corporation
                                                  Certified Public Accountants
                                                      and Business Consultants
                                                                    Suite 2500
                                                                 1600 Broadway
                                                         Denver, CO 80202-4925
                                            (303) 831-5000/Fax: (303) 831-5032
                                             A member of Horwath International
                                                                [Logo] HORWATH

           INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION

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

/s/ Gelfond Hochstadt Pangburn & Co.

Gelfond Hochstadt Pangburn & Co.
January 20, 1995

[Letterhead]

                                                             GELFOND HOCHSTADT
                                                          PANGBURN STARK & CO.
                                                    A Professional Corporation
                                                  Certified Public Accountants
                                                      and Business Consultants
                                             A member of Horwath International
                                                                    Suite 2100
                                                        370 Seventeenth Street
                                                              Denver, CO 80202
                                            (303) 595-4000/Fax: (303) 825-7132
                                                                [Logo] HORWATH

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

/s/ Gelfond Hochstadt Pangburn Stark & Co.

Gelfond Hochstadt Pangburn Stark & Co.
February 7, 1994

[Letterhead]

                                                             GELFOND HOCHSTADT
                                                          PANGBURN STARK & CO.
                                                    A Professional Corporation
                                                  Certified Public Accountants
                                                      and Business Consultants
                                                                    Suite 2100
                                                        370 Seventeenth Street
                                                              Denver, CO 80202
                                            (303) 595-4000/Fax: (303) 825-7132

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 101-36614 as of December 31, 1992, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Gelfond Hochstadt Pangburn Stark & Co.

Gelfond Hochstadt Pangburn Stark & Co.
February 1, 1993

[Letterhead]

[Pyramid logo]

ARONSON, FETRIDGE & WEIGLE
A Professional Corporation
Certified Public Accountants
and Management Consultants

                         Independent Auditor's Report

The Partners                                        HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                                   1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS                                     P.O. Box 2905
11781 Lee Jackson Highway, #320                  Fort Worth, Texas 76113-2905
Fairfax, Virginia 22033

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1994, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[Letterhead]

[Pyramid logo]

ARONSON, FETRIDGE & WEIGLE
A Professional Corporation
Certified Public Accountants
and Management Consultants

                         Independent Auditor's Report

The Partners                                         HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                                    1600 Thockmorton
(A Limited Partnership)                                          P.O. Box 2905
T/A PEBBLE CREEK APARTMENTS                       Fort Worth, Texas 76113-2905
11781 Lee Jackson Highway, #320
Fairfax, Virginia 22033

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1993, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Aronson, Fetridge & Weigle

Aronson, Fetridge & Weigle
Rockville, Maryland
January 19, 1994

[Letterhead]

[Pyramid logo]

ARONSON, FETRIDGE, WEIGLE & SCHIMEL
A Professional Corporation
Certified Public Accountants
and Management Consultants

                         Independent Auditors' Report

The Partners
2225 NEW YORK AVENUE, LTD.
(A Limited Partnership)
T/A PEBBLE CREEK APARTMENTS
1901 Pennsylvania Ave., N.W. #800
Washington, D.C. 20006

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1992, and the related Statements of Profit and Loss, Changes in Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Year End Report and Analysis--Supplementary Data presented on pages 14-19, the Independent Auditors' Report on Internal Control Structure on pages 22-24, and the Independent Auditors' Report on Compliance with Specific Requirements Applicable to Major HUD Programs on page 21 are presented for purposes of additional analysis and regulatory requirements and are not a required part of the basic financial statements. Such information had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements and supplemental material have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Notes 6 and 7 to the financial statements, the Partnership's current liquidity problems and recurring cash deficits from operations and unresolved regulatory matters with HUD raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements and supplemental material do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Aronson, Fetridge, Weigle & Schimel

Aronson, Fetridge, Weigle & Schimel
Rockville, Maryland
January 15, 1993

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
 Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1994, and the related statements of changes in partners' deficit, operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1994, and the results of its operations, its cash flows and changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

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

                                                     /s/ Ziner & Company, P.C.

January 23, 1995

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

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

                                                     /s/ Ziner & Company, P.C.

January 27, 1994

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

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

                                                     /s/ Ziner & Company, P.C.

January 22, 1993

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1994, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1994, and the results of its operations, its cash flows and its changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ Ziner & Company, P.C.

January 27, 1995

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1993, and the results of its operations, its cash flows and its changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ Ziner & Company, P.C.

January 28, 1994

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

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

                                                     /s/ Ziner & Company, P.C.

January 22, 1993

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners                                             HUD Field Office Director
Medford Hotel Associates Limited Partnership                  Portland, Oregon

   I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1994 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 13, 1995
EIN 95-3497150

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

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

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 17, 1994
EIN 95-3497150

[Letterhead]

FANKHAUSER & ASSOCIATES
Certified Public Accountants                       Edwin H. Fankhauser, C.P.A.
    2022 South 2100 East--Salt Lake City, Utah 84108--Phone (801) 485-6809

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

/s/ Fankhauser & Associates

March 23, 1993
Salt Lake City, Utah

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners                                             HUD Field Office Director
Oregon Landmark-Three Limited Partnership                     Denver, Colorado

   I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an Oregon limited partnership) as of December 31, 1994 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 15, 1995
EIN 95-3497150

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

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

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 14, 1994
EIN 95-3497150

[Letterhead]

FANKHAUSER & ASSOCIATES
Certified Public Accountants                       Edwin H. Fankhauser, C.P.A.
    2022 South 2100 East--Salt Lake City, Utah 84108--Phone (801) 485-6809

                         Independent Auditors' Report

The General Partners
Oregon Landmark-Three Limited Partnership:

   We have audited the accompanying balance sheet of Oregon Landmark--Three Limited Partnership as of December 31, 1992 and the related statements of operations, partners' deficit, and cash flows for the year ended December 31, 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership as of December 31, 1992, and the results of its operations and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that Oregon Landmark-Three Limited Partnership will continue as a going concern. As discussed in note 4 to the financial statements, the Partnership converted its construction loan to long-term debt in September 1990. The Partnership's ability to continue as a going concern is dependent upon its ability to obtain funding from its general partners until such time as partnership activities are sufficient to fund operations. Management's plans in regard to these matters are described in note 4. The financial statements do not include any adjustments or classifications relating to these uncertainties.

/s/ Fankhauser & Associates

March 23, 1993
Salt Lake City, Utah

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1994 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1994, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 19) are presented for the purposes of additional analysis and are not a required part of the basic statement of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 24, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-94006 of the Trenton Apartments, Ltd. (a limited partnership) as of December 31, 1993 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Lake, Hill & Company

Salt Lake City, Utah
February 1, 1993

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1994 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1994, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 19) are presented for the purposes of additional analysis and are not a required part of the basic statements of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 24, 1995

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of HUD Project No. 105-94007 of the Lakeview Heights Apartments, Ltd. (a limited partnership) as of December 31, 1993 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 105-94007 as of December 31, 1993, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
February 5, 1993

[Letterhead]

[Logo]
Coopers                                               Coopers & Lybrand L.L.P.
&Lybrand                                          a professional services firm

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Windsor Court Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1994 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the 1993 Section 8 Moderate Rehabilitation Program audit, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. HUD estimates that it is entitled to recoup approximately $1,959,000 in past subsidy payments and to reduce future subsidy payments by approximately $4,442,000 over the remainder of the HAP contract. Without these subsidies, the Partnership may not be able to continue to operate as a going concern. HUD has not yet attempted to enforce its position, but should HUD do so, the Partnership has asserted that it intends to vigorously contest the matter. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding this matter has been reflected in the accompanying financial statements.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1995

[Letterhead]

[Logo]
Coopers                                                       certified public
&Lybrand                                                           accountants

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Windsor Court Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 101-36615, as of December 31, 1993 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. HUD estimates that it is entitled to recoup approximately $1,959,000 in past subsidy payments and to reduce future subsidy payments by approximately $4,442,000 over the remainder of the HAP contract. HUD has not yet attempted to enforce its position, but should HUD do so, the Partnership intends to vigorously contest the matter. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding this matter has been reflected in the financial statements.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 15, 1993

[Letterhead]

[Logo]
Coopers                                               Coopers & Lybrand L.L.P.
&Lybrand                                          a professional services firm

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608, as of December 31, 1994, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608 as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1995

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608, as of December 31, 1993 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Terrace Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36608, as of December 31, 1992, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 15, 1993

[Letterhead]

[Logo]
Coopers                                               Coopers & Lybrand L.L.P.
&Lybrand                                          a professional services firm

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1994 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1995

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1993 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Rolling Green Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 117-36603, as of December 31, 1992 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 15, 1993

[Letterhead]

[Logo]
Coopers                                               Coopers & Lybrand L.L.P.
&Lybrand                                          a professional services firm

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Sierra Vista Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1994, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1994, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the 1993 Section 8 Moderate Rehabilitation Program audit, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. HUD estimates that it is entitled to recoup approximately $4,143,000 in past subsidy payments and to reduce future subsidy payments by approximately $9,516,000 over the remainder of the HAP contract. Without these subsidies, the Partnership may not be able to continue to operate as a going concern. HUD has not yet attempted to enforce its position, but should HUD do so, the Partnership has asserted that it intends to vigorously contest the matter. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding this matter has been reflected in the financial statements.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1995

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Sierra Vista Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1993, and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1993, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, in connection with the
Section 8 Moderate Rehabilitation Program audit, the HUD Inspector General of Audit has asserted that the contract rents of the project should be reduced by approximately $253,000 over the contract term. In addition, HUD has asserted that the Partnership violated certain requirements related to the displacement and relocation of tenants while the project was undergoing renovation. In connection with this issue, HUD has asserted that it is entitled to recoup approximately $4,143,000 in past subsidy payments and to reduce future subsidy payments by approximately $9,516,000 over the remainder of the HAP contract. HUD has not yet attempted to enforce its positions, but should HUD do so, the Partnership intends to vigorously contest these matters. The ultimate outcome of this threatened litigation cannot presently be determined. Accordingly, no provision for potential loss regarding these matters has been reflected in the financial statements.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[Letterhead]

[Logo]
Coopers                                           certified public accountants
&Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Sierra Vista Housing Associates, Ltd.
(a Limited Partnership):

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1992 and the related statements of profit and loss, partners' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. (a Limited Partnership), HUD Project No. 125-94004, as of December 31, 1992, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 15, 1993

[Letterhead]

[Logo]        VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
              Certified Public Accountants and Business Advisors

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123- 36605, as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Des Moines, Iowa
February 10, 1995

Other Auditor Information:
Lead Auditor - Michael W. McNichols
Federal I.D. Number - 42-1104473

[Letterhead]

                                [Logo] VMcHC&S
                 Vroman, McGowen, Hurst, Clark & Smith, P.C.
                         Certified Public Accountants
           317 6th Avenue * Suite 400 * Des Moines, Iowa 50309-4136
                       515-288-3279 * Fax: 515-280-1490

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123- 36605, as of December 31, 1993 and 1992, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1993 and 1992, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Vroman, McGowen, Hurst, Clark & Smith, P.C.

Des Moines, Iowa
February 15, 1994

Other Auditor Information:
Lead Auditor - Michael W. McNichols
Federal I.D. Number - 42-1104473

[Letterhead]

[LOGO] Freedberg & Garlick, P.C.
Certified Public Accountants
Wellesley Office Park
55 William Street
Wellesley, Massachusetts 02181-4003
617-239-3400, FAX 239-1140
Certified Public Accountants

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Freedberg & Garlick, P.C.

February 14, 1995

[Letterhead]

[LOGO] Freedberg & Garlick, P.C.
Certified Public Accountants
Wellesley Office Park
55 William Street
Wellesley, Massachusetts 02181-4003
617-239-3400, FAX 239-1140
Certified Public Accountants

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

/s/ Freedberg & Garlick, P.C.

February 10, 1994

[Letterhead]

[LOGO] Freedberg & Garlick, P.C.
Certified Public Accountants
Wellesley Office Park
55 William Street
Wellesley, Massachusetts 02181-4003
617-239-3400, FAX 239-1140
Certified Public Accountants

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

/s/ Freedberg & Garlick, P.C.

January 29, 1993

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

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

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1995

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                         Certified Public Accountants

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company

Fargo, North Dakota
January 7, 1994

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 17, 1995

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                         Certified Public Accountants

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

/s/ Charles Bailly & Company

Fargo, North Dakota
January 11, 1994

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1994, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1995

[Letterhead]

                      Charles Bailly & Company P.L.L.P.
                         Certified Public Accountants

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

/s/ Charles Bailly & Company

Fargo, North Dakota
January 10, 1994

[Letterhead]

                      Charles Bailly & Company P.L.L.P.
                         Certified Public Accountants

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1992, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Charles Bailly & Company

Fargo, North Dakota
January 8, 1993

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 16, 1995

[Letterhead]

                           Charles Bailly & Company
                         Certified Public Accountants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company

Fargo, North Dakota
January 7, 1994

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

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

/s/ Charles Bailly & Company

Fargo, North Dakota
January 7, 1994

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

February 17, 1994
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

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

Independent Auditors' Report

                                                             February 10, 1995
Bingham Family Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

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

Independent Auditors' Report

                                                             February 18, 1994
Bingham Family Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1993, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

                                                     /s/ Macdonald, Page & Co.

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

                         Independent Auditors' Report

                                                             February 12, 1993
Bingham Family Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1992, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Independent Auditors' Report

                                                             February 10, 1995
Birmingham Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

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

Independent Auditors' Report

                                                             February 18, 1994
Birmingham Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1993, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

                                                     /s/ Macdonald, Page & Co.

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

Independent Auditors' Report

                                                             February 12, 1993
Birmingham Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1992, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Independent Auditors' Report

                                                             February 10, 1995
New Sweden Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1994, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

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

Independent Auditors' Report

                                                             February 18, 1994
New Sweden Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

                                                     /s/ Macdonald, Page & Co.

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

Independent Auditors' Report

                                                             February 12, 1993
New Sweden Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying statement of assets, liabilities and partners' capital--income tax basis of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1992, and the related statements of revenue and expenses--income tax basis, changes in partners' capital--income tax basis, and cash flows--income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1992, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended, on the basis of accounting described in Note 1.

                                                      /s/ Macdonald Page & Co.

                                                  Certified Public Accountants

[Letterhead]

                                    [LOGO]
                            Haran & Associates Ltd
                         Certified Public Accountants
                             Business Consultants

                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
HAZEL-WINTHROP APARTMENTS                                    Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of HAZEL-WINTHROP APARTMENTS, Project No. 071-35522-PM, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HAZEL-WINTHROP APARTMENTS as of December 31, 1993, were audited by other auditors whose report dated February 4, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAZEL-WINTHROP APARTMENTS, as of December 31, 1994, and its profit and loss, changes in partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The supporting data included in this report (shown on pages 15 through 19) has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Haran & Associates Ltd

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580

January 30, 1995

[Letterhead]

                           Russell Novak & Company
                         Certified Public Accountants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Hazel-Winthrop Apartments
Chicago, Illinois

We have audited the accompanying balance sheets of F.H.A. Project No. 071-35522-PM Hazel-Winthrop Apartments (an Illinois Limited Partnership) as of December 31, 1993 and 1992, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F.H.A. Project No. 071-35522-PM Hazel-Winthrop Apartments as of December 31, 1993 and 1992, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 12 through 17) are presented for the purposes of additional analysis and are not a required part of the financial statements of F.H.A. Project No. 071-35522-PM Hazel-Winthrop Apartments. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Russell Novak and Company

February 4, 1994
Chicago, Illinois

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited Partnership I as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Billie J. Burnett

Billie J. Burnett
February 25, 1994

[Letterhead]

                          Marks Shron & Company, LLP
                         Certified Public Accountants
              111 Great Neck Road * Great Neck * New York 11021
                     (516) 466-6550 * FAX (516) 466-5649

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

/s/ Marks Shron & Company

January 19, 1995

[Letterhead]

                            Marks Shron & Company
                         Certified Public Accountants
              A Partnership Including a Professional Corporation
              111 Great Neck Road * Great Neck * New York 11021
                     (516) 466-6550 * FAX (516) 466-5649

             Independent Auditors' Report on Financial Statements

To the Partners of
Logan Plaza Associates

We have audited the accompanying Balance Sheet of Logan Plaza Associates, A Limited Partnership, Project No. 012-36606-PM(42), as of December 31, 1992, and the related statements of Profit and Loss (on HUD Form No. 92410), Partners' Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, as referred to in the Table of Contents, is presented for the purposes of additional analysis and to comply with HUD reporting requirements and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item(s) discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company

February 8, 1993

[Letterhead]

Michael Sczekan & Co., P.C.
Certified Public Accountants
                                          7936 East Arapahoe Court, Suite 2800
                                                     Englewood, Colorado 80112
                                                      Telephone (303) 770-3356
                                                      Facsimile (303) 770-3357

                         INDEPENDENT AUDITOR'S REPORT

To the Owner of                                          Chief-Loan Management
Delmar Housing Associates Limited Partnership   Continental Wingate Associates
Denver, Colorado                                         Boston, Massachusetts

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1994, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 16 through 22 are presented for the purposes of additional analysis and are not a required part of the financial statements of Delmar Housing Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co.

Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 2, 1995

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

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1993, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted government auditing standards, Governmental Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July, 1993.

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

/s/ Michael Sczekan & Co.

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

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1992, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted government auditing standards, Governmental Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General.

In our opinion, the balance sheet referred to above present fairly, in all material respects, the balance sheet of Delmar Housing Associates Limited Partnership, as of December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Michael Sczekan & Co.

Michael Sczekan & Co., P.C.
Certified Public Accountants

Denver, Colorado
February 9, 1993

      Member: Colorado Society of CPA's and American Institute of CPA's

[Letterhead]

                      [Logo] Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                          A Professional Corporation
      217 East Redwood Street * Suite 1900 * Baltimore, MD 21202-3316 *
                     (410) 727-4340 * Fax (410) 727-0460

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 9, 1995

[Letterhead]

                          Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                          A Professional Corporation
       217 East Redwood Street * Suite 1900 * Baltimore, MD 21202-3316
                     (410) 727-4340 * Fax (410) 727-0460

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

   We have audited the accompanying balance sheet of Heritage Court Limited Partnership, CDA Project No.: 27.04.002, as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 14, 1994

[Letterhead]

                          Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                          A Professional Corporation
       217 East Redwood Street * Suite 1900 * Baltimore, MD 21202-3316
                     (410) 727-4340 * Fax (410) 727-0460

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

   We have audited the accompanying balance sheet of Heritage Court Limited Partnership, CDA Project No.: 27.04.002, as of December 31, 1992, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership, CDA Project No.: 27.04.0002, as of December 31, 1992, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 15, 1993

[Letterhead]

                            MUELLER & WALLA, P.C.
                         Certified Public Accountants
                            10714 Manchester Road
                                  Suite 202
                           Kirkwood, Missouri 63122
                                (314) 822-6575

                         INDEPENDENT AUDITORS' REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Perryville Associates I, L.P. as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1993 financial statements were compiled by us and our report thereon, dated January 19, 1994, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/ Mueller & Walla, P.C.

Mueller & Walla, P.C.
Certified Public Accountants

February 6, 1995

[Letterhead]

                            MUELLER & WALLA, P.C.
                         Certified Public Accountants
                            10714 Manchester Road
                                  Suite 201
                           Kirkwood, Missouri 63122
                                (314) 822-6575

                       ACCOUNTANTS' COMPILATION REPORT

The Partners
Perryvillle Associates I, L.P.
St. Louis, Missouri

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

/s/ Mueller & Walla, P.C.

Mueller & Walla, P.C.
Certified Public Accountants

January 19, 1994

[Letterhead]

                        BENDER, WELTMAN, THOMAS & CO.
                         Certified Public Accountants
                              12655 Olive Blvd.
                                  Suite 235
                           St. Louis Missouri 63141
                                (314) 576-1350
                              Fax (314) 576-9650

                         INDEPENDENT AUDITORS' REPORT

The Partners
Perryvillle Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1992, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Bender, Weltman, Thomas & Co., CPA's

Bender, Weltman, Thomas & Co., CPAs

January 21, 1993

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                          Annual report of Form 10-K
                      For the Year Ended March 31, 1995
                       Audited Financial Statements of
                          Local Limited Partnerships

                   CASS HOUSE ASSOCIATES LIMITED PARTNERSHIP
                    (a Massachusetts limited partnership)

                             FINANCIAL STATEMENTS

                                     AND

                          SUPPLEMENTARY INFORMATION

                             PROJECT NO. 84-057-S

                     For the Year Ended December 31, 1994

[Letterhead]

                            Ziner & Company, P.C.
                         Certified Public Accountants

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1994, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C), operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1994, and the results of its operations, its cash flows and changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

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

                                                     /s/ Ziner & Company, P.C.

January 23, 1995

                             CASS HOUSE ASSOCIATES
                                BALANCE SHEET
                    For The Year Ending December 31, 1994
                                    ASSETS


Current Assets:
              Cash and Cash Equivalents:
201.          Partnership                                        0
202.          Development                                        0
203.              Subtotal                                                        0

              Cash Reserved or Escrowed:
205.          Tenant Security Deposits                      36,873
206.          Insurance & R.E. Tax Escrow                   26,675
209.          Special & Other Escrow*                            0
210.              Subtotal                                                   63,548

              Accounts Receivable:
215.          Tenant (less doubtful accts.)                  7,765
216.          HUD                                                0
218.          Other                                              0
220.              Subtotal                                                    7,765
222.          Residual Receipts Receivable                                        0
223.          Short-Term Investments                                              0
225.          Due from General Partners &
              Affiliates                                                          0
227.          Prepaid Expenses                                               29,281
228.          All Other Current Assets                                            0
230.              Total Current Assets                                      100,594

Property & Equipment:
231.          Land                                         222,000
232.          Building & Equipment                      11,385,122
234.              Subtotal                                               11,607,122
235.          Accumulated Depreciation                                    2,609,556
236.              Net                                                     8,997,566

Other Assets:
240.          Capital Contributions Receivable                                    0
241.          Reserve for Replacement Escrow*                                93,066
242.          Excess Rental Income Escrow Account                                 0
243.          Long-Term Investments                                               0
243.A         Market Value                                       0
244.          Net Organizational and Financing Costs                        129,945
245.          After Accumulated Amortization                71,399
246.          Deferred Syndication Costs                                          0
248.          Deposits & Other                                                7,769
250.              Total Assets                                            9,328,940
250.A           *Unreimbursed R/R & Special Escrow
                 Withdrawals Included in Above                   0

  FORM F.C.-3A

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                                  BALANCE SHEET
                    For The Year Ending December 31, 1994
                 LIABILITIES & PARTNERS' EQUITY (DEFICIENCY)

Current Liabilities:
251.        Current Portion of Mortgage Payable                                             90,357
252.         Notes & Advances - due within 1 year                                                 0

             Accounts Payable:
255.         Trade - due within 30 days                                        257,723
257.         Other                                                              41,657
260.             Subtotal                                                                   299,380
262.         Residual Receipts Payable                                                            0

             Accrued Expenses:
265.         Interest                                                           70,508
266.         R.E. Taxes & Insurance                                                  0
267.         Other                                                               5,316
270.             Subtotal                                                                    75,824
272.         Tenant Security Deposits                                                        32,844
274.         Prepaid Rent                                                                     1,688
278.         All Other Current Liabilities                                                        0
280.             Total Current Liabilities                                                  500,093

Long-Term Liabilities:
281.         Mortgage Payable, net of current portion                                     8,220,311

             Notes & Advances:
282.         Energy Notes                                                            0
283.         Arrearage & Flexible Subsidy Notes                                      0
284.         Other Notes & Advances                                          2,990,400
285.             Subtotal                                                                 2,990,400
286.         Accrued Interest on Long-Term Liabilities                                      654,741
287.         Due to General Partners & Affiliates                                           216,500
288.         Development Fees Payable                                                             0
289.         All Other Long-Term Liabilities                                                      0
290.             Total Long-Term Liabilities                                             12,081,952
291.             Total Liabilities                                                       12,582,045

Partners' Equity (Deficiency)
292.             Total Partners' Equity (Deficiency)                                     -3,253,105
294.             Total Liabilities & Partners' Equity (Deficiency)                        9,328,940

  FORM F.C.-3B

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
            STATEMENT OF CHANGES IN PARTNER'S EQUITY (DEFICIENCY)
                    For The Year Ending December 31, 1994

295.          Balance, Beginning of Year                             -2,395,625

295.A         Add/(Subtract) Prior Period Adjustments                         0

296.          Add: Capital Contributions                                      0

297.          Add: Income or (Loss)                                    -857,480

298.          Deduct: Distributions - Regulatory                              0

299.          Deduct: Distributions - Refinancing & Other                     0

300.          Balance, End of Year                                   -3,253,105

  FORM F.C.-3C

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                           STATEMENT OF OPERATIONS
                    For The Year Ending December 31, 1994
                                 DEVELOPMENT

REVENUES:
100.          Gross Potential Rental Income                                                 1,119,255
103.          Less Vacancies, Bad Debts, & Section 236 Excess Rental
              Income Remitted                                                                  31,523
105.          Effective Rental Income                                                       1,087,732
106.          Interest Subsidy                                                                      0
107.          Other Income - Total                                                             59,789
108.          Residual Receipts (Remitted) or Reimbursed                                            0
110.          Total Income                                                                  1,147,521

OPERATING EXPENSES:
111.          Administration                                                  153,304
112.          Maint., Res. Svcs. & Security                                   220,423
113.          Utilities                                                       152,201
114.          Taxes (R.E. & Other)                                             62,146
115.          Insurance                                                         49,17
116.          Interest (Financing & Other)                                    989,487
120.          Subtotal                                                                      1,626,678

125.          Operating Income                                                               -479,157
130.          Depreciation & Amortization                                                     378,323
135.          Net Income or (Loss) for the Development before
               Non-Operating Items                                                           -857,480
140.          Non-Operating Items [Gains or (Losses)]                                               0
145.          Net Income or (Loss) for the Development                                       -857,480

                                              PARTNERSHIP

ADD: REVENUES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMENT
146.A         "Cliff" Type Investments                                              0
146.B         Other Partnership Investments                                         0
146.C         Other Revenues                                                        0
146.D             Subtotal                                                                          0

SUBTRACT: EXPENSES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMENT
147.A         Paid in Lieu of Distribution                                          0
147.B         Paid from Syndication Proceeds                                        0
147.C         Accrued but not Paid                                                  0
147.D         Management Fee - Incentive                                            0
147.E         Other Expenses                                                        0
147.F             Subtotal                                                                          0

148.          Net Income of (Loss) for the Partnership                                       -857,480


  FORM F.C.-2A

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                            STATEMENT OF CASH FLOW
                    For The Year Ending December 31, 1994

                                                      Line       Cash      Line       Cash      Line        Net
                                                     Number   Provided    Number      Used     Number      Cash
OPERATING ACTIVITIES
NET INCOME OR (LOSS)                                   301           0      341     857,480

ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
 DEPRECIATION & AMORTIZATION                           302     378,323
 NON-OPERATING ITEMS [(GAINS OR LOSSES)]               303           0      343           0
CHANGES IN OPERATING ASSETS & LIABILITIES:
 DECR/INCR IN ACCOUNTS RECEIVABLE                      304       6,583      344           0
 DECR/INCR IN RESIDUAL RECEIPTS RECEIVABLE             304A          0      344A          0
 DECR/INCR IN PREPAID EXPENSES                         305      10,076      345           0
 DECR/INCR IN ALL OTHER CURRENT  ASSETS                306           0      345           0
 DECR/INCR IN DEPOSITS & OTHER                         307      99,997      347           0
 DECR/INCR IN TENANT SECURITY DEPOSIT ESCROW           308           0      348       1,082
 DECR/INCR IN INSURANCE R.E. TAX ESCROWS               309           0      349       8,273
 INCR/DECR IN ACCOUNTS PAYABLE                         310       8,205      350           0
 INCR/DECR IN RESIDUAL RECEIPTS PAYABLE                310A          0      350A          0
 INCR/DECR IN ACCRUED EXPENSES                         311           0      351       1,876
 INCR/DECR IN TENANT SECURITY  DEPOSIT LIAB.           312           0      352       1,060
 INCR/DECR IN PREPAID RENT                             313           0      353         174
 INCR/DECR IN ALL OTHER CURRENT  LIABILITIES           314           0      354           0
 INCR/DECR IN ACCRUED INTEREST ON  L-T LIABS.          315     134,687      355           0

NET CASH PROVIDED (USED) IN  OPERATING ACTIVITIES      320     637,871      360     869,945      381     -232,074

  FORM F.C.-4A

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                            STATEMENT OF CASH FLOW
                    For The Year Ending December 31, 1994

                                                         Line     Cash      Line     Cash      Line       Net
                                                        Number Provided    Number    Used     Number     Cash
INVESTING ACTIVITIES
 DISPOSAL/ACQUISITION OF LAND, BUILDING & EQUIP.         321          0     361          0
 DISPOSAL/ACQUISITION OF SHORT-TERM INVESTMENTS          322          0     362          0
 DECR/INCR IN DUE FROM G.P.'S & AFFILIATES               323          0     363          0
 DECR/INCR IN RESERVE FOR REPLACEMENT                    324     31,561     364     36,163
 DECR/INCR IN EXCESS RENT ACCOUNT                        325          0     365          0
 DECR/INCR IN SPECIAL & OTHER ESCROWS                    326         37     366          0
 ADDITIONAL FINANCING & ORGANIZATION COSTS                                  367          0
 DISPOSAL/ACQUISITION OF LONG-TERM INVESTMENTS           328          0     368          0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         330     31,598     370     36,163     382       -4,565

FINANCING ACTIVITIES
 INCR/DECR IN CURRENT PORTION OF MORG. PAYABLE           331      7,931     371          0
 INCR/DECR IN L-T PORTION OF MORG. PAYABLE               332          0     372     98,153
 INCR/DECR IN NOTES & ADVANCES DUE WITHIN 1 YR.          333          0     373          0
 INCR/DECR IN L-T PORTION OF NOTES & ADVANCES            334    277,332     374          0
 INCR/DECR IN DUE TO G.P.'S & AFFILIATES                 335     49,000     375          0
 INCR/DECR IN ALL OTHER LONG-TERM LIABILITIES            336          0     376          0
 CAPITAL CONTRIBUTIONS                                   337          0
 EQUITY DISTRIBUTIONS                                                       378          0
 INCR/DECR IN DEVELOPMENT FEES PAYABLE                   339          0     379          0
 NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES        340    334,263     380     98,153     383      236,110

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                             384         -529

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   385          529

CASH & CASH EQUIVALENTS AT END OF YEAR                                                         390            0

  FORM F.C.-4B

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                    (a Massachusetts limited partnership)
                           STATEMENT OF CASH FLOWS
                     For the Year Ended December 31, 1994

                                                        Line      Cash     Line      Cash      Line       Net
                                                       Number  Provided   Number     Used     Number     Cash
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest (net of subsidy)                                                                      391     $578,194
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
& FINANCING ACTIVITIES:
                                                               Increase           Decrease
Increase/Decrease in Capital Contribs. Receivable       394   $ _______     395  $ _______

Increase/Decrease in Deferred Syndication Costs         396   $ _______     397  $ _______

Other (Describe)

DISCLOSURE OF ACCOUNTING POLICY:

   For the purpose of the Statement of Cash Flows, the Development considers all highly liquid debt instruments with a maturity of three months or less to be cash or cash equivalents.

   The accompanying Statement of Cash Flows has been prepared in the format prescribed by the Massachusetts Housing Finance Agency (MHFA). Generally accepted accounting principles, (GAAP) require that non-cash investing and financing activities be disclosed separately. The following schedule reconciles the prescribed format to a presentation in accordance with GAAP.

                                                   Net Cash Provided
                                                       (Used) in         Net Cash Provided
                                                       Operating        (Used) in Financing
                                                      Activities             Activities
                                                   ------------------   --------------------
As reported above                                      $(232,074)            $ 236,110
Releases from investment account                         (99,997)               99,997
Proceeds of notes payable (SHARP) applied by
  MHFA to debt service requirements                      277,332              (277,332)
                                                    ----------------      ------------------
As revised to comply with GAAP                         $ (54,739)            $  58,775
                                                    ================      ==================

  FORM F.C.-4C

   The accompanying notes are an integral part of the financial statements.

                             CASS HOUSE ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

   Cass House Associates Limited Partnership was organized on February 19, 1986 under the laws of the Commonwealth of Massachusetts, to develop, construct and operate a 111 unit apartment complex in Boston, Massachusetts. The operations of the project, including monthly rental charges, are regulated by the Massachusetts Housing Finance Agency (MHFA). On June 8, 1988, the partnership agreement was amended and Boston Financial Qualified Housing Limited Partnership was admitted as a limited partner.

Method of Accounting

   The Partnership maintains its records on the accrual basis in conformity with generally accepted accounting principles. Financial statements are presented in a format which conforms to the regulatory requirements of MHFA.

Depreciation and Amortization

   Depreciation is provided primarily by the straight line method over the estimated useful life of the building, which is estimated to be 30 years. Furnishings and equipment were depreciated over 5 years using an accelerated method. As of December 31, 1994, property and equipment consisted of the following:

             Buildings                        $11,147,320
             Furnishings and equipment            237,802
                                              -----------
                                              $11,385,122
                                              ===========

   Legal and organizational costs of $23,474 and financing fees totalling $177,870 are being amortized over 5 and 30 years, respectively.

Income Taxes

   No provision has been made for income taxes or related credits in the Partnership's financial statements as the results of operations are included in the tax returns of the partners.

Low-Income Housing Tax Credit

   The Partnership is eligible for low-income housing tax credits over a ten year period which commenced in 1988 and are calculated at approximately 4% of certain expenditures incurred in connection with the acquisition of the property.

   Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low-income tenants for a 15 year period. Recapture provisions of the legislation could result in a required repayment of a portion of the credits if these provisions are not met.

Allocation of Profits and Losses

   Operating profits and losses are allocated 1% to the general partners and 99% to Boston Financial Qualified Housing Limited Partnership.

NOTE B - CAPITAL CONTRIBUTIONS

   On June 8, 1988, the Partnership was syndicated and the Investor Limited Partner was admitted. Under the terms of the partnership agreement, the Investor Limited Partner contributed $2,141,090, the general partners contributed $1,000 and the special limited partner contributed $100.

                             CASS HOUSE ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE C - FINANCING

   Permanent financing is being provided by MHFA in the form of two mortgages with terms of 30 years. The original mortgage (with a $7,914,236 current balance) bears interest at the rate of 9.6% per annum, plus an annual processing fee of .5% of the original mortgage amount. This loan, which is secured by the property, is payable in monthly installments of $74,675, for principal and interest through July 2018. Additional monthly remittances include escrow payments for insurance and real estate taxes of $8,772 and $2,544 to fund the reserve for replacements.

   The additional first mortgage (with a $396,432 current balance) bears interest at 10.75% per annum, plus an annual processing fee of .5% of the mortgage increase amount. This loan which is secured by the property, is payable in monthly installments of $4,077 for principal and interest through July 2018.

   Annual maturities of debt for the ensuing five years are as follows:

                           1995         $ 90,357
                           1996           99,052
                           1997          108,583
                           1998          119,031
                           1999          130,485

   Under the terms of the regulatory agreement with MHFA, the Partnership is limited to a maximum annual distribution of $144,702 which is 6% of the mortgagor's stated equity.

   The Executive Office of Communities and Development (EOCD), a branch of the Commonwealth of Massachusetts, is authorized to make housing subsidy loan payments pursuant to the State Housing Assistance for Rental Program (The SHARP Program). This program allows the Project to receive housing subsidy loans over a 15 year period in order to make units available to low and moderate income tenants. EOCD has agreed to make loans to the partnership up to certain annual limitations. To the extent that this project's rental operations generate more cash than projected, such payments may be reduced.

   Principal and interest of 5% per annum on SHARP loan advances will be payable upon the earlier of the mortgage termination date, any default or breach of the terms and provisions of the mortgage loan note or the sale, transfer, or refinancing of the project or transfer of the Partnership's interest, except with the Agency's written approval. The Project has received SHARP loan advances of $2,132,400, including advances of $277,332 in 1994. Interest of $369,491 has been accrued, including interest of $99,687 in 1994.

NOTE E - NOTE PAYABLE - BRA

   On November 7, 1986, the Partnership executed a promissory note totaling $858,000 with the Boston Redevelopment Authority (BRA). Funds totaling $700,000 were advanced to the Partnership pursuant to the Housing Loan Agreement (Fund Loan) and $158,000 pursuant to a Land Loan Agreement.

   With respect to the Fund Loan, interest accrues at 5% simple interest per annum on the outstanding principal balance. The Land Loan is non-interest bearing. The entire outstanding principal balance of the Fund Loan and the Land Loan and all accrued and unpaid interest on the Fund Loan shall be payable on the earlier of November 7, 2011 or upon sale or refinancing of the Project. Interest of $35,000 was accrued in 1994. To date, $285,250 of interest has accrued.

                             CASS HOUSE ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE F - RENTAL REVENUE

   Tenants' rents are being subsidized for a minimum 25% of the apartments by the Boston Housing Authority under various federal and state programs. These programs restrict assistance to those tenants who qualify by meeting certain prescribed criteria, including maximum income limitations.

NOTE G - ESCROW ANNUITY

   Proceeds of the $700,000 Fund Loan were used to purchase a 7 year annuity with The Canada Life Assurance Co. Since March 1, 1988, the annuity has been generating a monthly payment of $12,364 which continues through February 1, 1995. Interest of $48,367 was earned on the annuity in 1994. At December 31, 1994, this annuity had a remaining value of $7,769 and is reported in the category, "Deposits and Other."

NOTE H - RELATED PARTY TRANSACTIONS

   The Partnership has entered into a management agreement with an affiliate of the general partners. Management fees totaled $40,000 in 1994. In addition, reimbursements are paid for payroll and certain office expenses directly related to the Project.

   During 1994, the general partners and affiliates made non-interest bearing advances of $49,000. As of December 31, 1994, such advances totaled $216,500.

NOTE I - GOING CONCERN

   The Partnership has continued to incur significant operating losses which have resulted in a net working capital deficiency. This situation raises doubts about the Partnership's ability to continue as a going concern. Included in accrued liabilities is approximately $22,500 expected to be funded by proceeds of SHARP loans that EOCD has committed but which had not yet been received at December 31, 1994. The escrow annuity discussed in Note G is available to fund operating shortfalls. The general partners have filed a SHARP loan restructuring application in 1994 to see additional operating loan subsidies.

[Letterhead]

                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

To the Partners of
Cass House Associates
Limited Partnership

   Our report on our audit of the basic financial statements of Cass House Associates Limited Partnership for 1994 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information, which has been presented in accordance with regulations of the Massachusetts Housing Finance Agency, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Ziner & Company, P.C.
January 23, 1995

                             CASS HOUSE ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                    For The Year Ending December 31, 1994


FUNDS RECEIVED                                            RESIDENTIAL   COMMERCIAL        TOTAL
1.           Base Rental - Occupancy                        1,119,255            0
2.           Gross Excess Rental Income                             0
3.           Parking Rentals                                        0            0
5.           Gross Potential Rental Income                  1,119,255            0    1,119,255
6.           Less: Vacancies - Occupancy                       30,426            0
7.           Less: Vacancies - Parking                              0            0
8.           Less: Bad Debts                                    1,097            0
9.           Less: Excess S13 Rental Income Escrowed                0
10.          Less: Excess S236 Rental Income Remitted               0
11.          Total Deductions                                  31,523            0       31,523
13.          Effective Rental Income                        1,087,732            0    1,087,732
14.A         Interest Subsidy                                       0                         0
14.B         SHARP Subsidy                                    277,332                   277,332
14.C         RDAL / Other Subsidy                                   0                         0
15.A         Other Income - Interest - Ordinary                 5,815            0
15.B                      - Interest - Annuity                 48,367
15.C                      - Laundry / Vending                   4,865            0
15.D                      - Commercial Lease Guarantee                           0
15.E                      - Other (Specify)                       742            0
16.          Total Other Income                                59,789            0       59,789
17.          Total Effective Income                         1,424,853            0    1,424,853
18.A         Replacement Reserve Reimbursements                31,561            0       31,561
18.B         Special Escrow Account Reimbursements                 37            0           37
19.          Developer's Contributions                        148,997                   148,997
20.          Total Funds Received                           1,605,448            0    1,605,448

FUNDS DISBURSED
  ADMINISTRATIVE EXPENSES
21.          Management Fee - Contractual                      40,000            0
22.A         Payroll                                           38,438            0
22.B         Payroll Taxes & Fringe Benefits                   11,373            0
23.          Legal                                             17,142            0
24.          Audit                                              8,200            0
25.          Marketing                                         24,879            0
26.          Telephone                                          2,792            0
27.          Office Supplies & Services                        10,480            0
28.A         Accounting & Data Proc. Svs. Fee                       0            0
28.B         Central Office Fee                                     0            0
29.          Miscellaneous                                          0            0
30.          Total Administrative Expenses                    153,304            0      153,304

FORM F.C.-1

                         MHFA SUPPLEMENTARY INFORMATION

                             CASS HOUSE ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                    For The Year Ending December 31, 1994


MAINTENANCE EXPENSES                                 RESIDENTIAL      COMMERCIAL         TOTAL
31.A         Payroll                                      51,975               0
31.B         Payroll Taxes & Fringe Benefits              15,379               0
32.          Janitorial Material & Services               15,965               0
33.          Landscaping                                   5,663               0
34.          Decorating (Interior Only)                   37,114               0
35.          Repairs (Interior & Exterior)                64,215               0
36.          Elevator Maintenance                          3,446               0
37.          Garbage & Trash Removal                       1,668               0
38.          Snow Removal                                 20,016               0
39.          Exterminating                                 4,982               0
40.          Recreation                                        0               0
41.          Miscellaneous                                     0               0
43.          Total Maintenance Expenses                  220,423               0       220,423

44.          Resident Services                                 0               0             0
45.          Security                                          0               0             0

UTILITIES
46.          Electricity                                  12,295               0
47.          Gas                                          70,823               0
48.          Oil                                               0               0
49.          Water & Sewer                                69,083               0
50.          Total Utilities                             152,201               0       152,201

53.          Replacement Reserve Deposits                 33,129                        33,129
54.          Special Escrow Deposits                           0                             0

TAXES, INSURANCE & INTEREST
55.          Taxes - Real Estate                          62,146               0
56.          Taxes - Other                                     0               0
57.          Insurance                                    49,117               0
58.          Interest                                        719               0
59.          Total Taxes, Insurance & Int.               111,982               0       111,982

61.          Totl Disb Prior to Cap Exp & D/S            671,039               0       671,039

62.          Totl Funds Flow Prior to CE & DS            934,409               0       934,409

63.          Cap. Exp. (Exc. of Mortg. Increases,
             Flex Sub Funds, Bank Loans, and
             Capitalized Leases, etc.)                                                       0

65.          Funds Flow Prior to D/S                                                   934,409

FORM F.C.-1

                             CASS HOUSE ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                    For The Year Ending December 31, 1994

GROSS DEBT SERVICE
66.          Gross Debt Service - Mortgage (MHFA)                                      944,303
67.          Gross Debt Service - Arrearage & Flexible Subsidy Notes                         0
68.          Gross Debt Service - Energy Loans                                               0
69.          Gross Debt Service - Secondary Financing                                  134,687
70.          Gross Debt Service - Other Notes Payable                                        0
71.          Total Gross Debt Service                                                1,078,990
73.          Funds Flow Prior to Non-Operating Items                                  -144,581

75.          Non-Operating Items [Gain or (Loss)]                                            0

CALCULATIONS OF NET AVAILABLE FOR EQUITY
76.          Net Available for Equity - Current Operating Cycle
             Basis (See Line #195 of Form F.C.-2B)                                    -144,581

77.          Add: Interest Expense Recorded but not Paid on D/S
             (i.e. SHARP and Arrearage Notes, Flex. Sub. Notes &
             Secondary Financing)                                                      134,687
78.          Subtract: Interest Income Earned on R/R and Special
             Escrow Accounts                                                             3,034
80.          Net Available for Equity - Distribution Basis                             -12,928
81.A         Add/Subtract: Excess (Deficient) Contributions to R/R                           0
81.B         Add/Subtract: Excess (Deficient) Contributions to
             Special Escrows                                                                 0
82.          Subtract: Tax Abatements Applicable to Prior Reporting
             Periods                                                                         0
83.          Non-Operating Items [Loss or (Gain)]                                            0
84.A         Management Fee - Incentive                                                      0
84.B         Other Timing Differences                                                        0
85.          Net Available Equity - Normalized Basis                                   -12,928

FORM F.C.-1

                             CASS HOUSE ASSOCIATES
                        RECONCILIATION TO FORM F.C.-1
                    For The Year Ending December 31, 1994

150.         Net Income or (Loss) for the Development                                           -857,480
155.         Add: Depreciation & Amortization                                    378,323
156.            : Residual Receipts Remitted                                           0
160.            : SHARP Subsidy                                                  277,332
161.            : RDAL/Other Subsidy                                                   0
162.            : Developer's Contributions                                      148,997
164.            : Replacement Reserve Reimbursements                              31,561
165.            : Special Escrow Account Reimbursements                               37
166.             Subtotal                                                                        836,250

168.         Less: Excess Section 13A Rental Income Escrowed                           0
169.             : Residual Receipts Reimbursed                                        0
170.             : Debt Service (Principal)                                       90,222
175.             : Replacement Reserve Deposits                                   33,129
176.             : Special Escrow Deposits                                             0
180.             : Capital Expenditures
                   (Exclusive of Flexible Subsidies and Mortgage Increases, etc.)      0

186.             Subtotal                                                                        123,351

190.         Other Reporting Differences                                                               0

195.         Net Available for Equity - Current Operating Cycle Basis
                               (See Line #76 of Form F.C.-1)                                    -144,581

FORM F.C-2B

                             CASS HOUSE ASSOCIATES
                 SUPPLEMENTAL SCHEDULE OF LONG-TERM LIABILITIES
                    For The Year Ending December 31, 1994

                                                                                                  Non
                              Line       Principal       Line        Accrued       Line         Current
                             Number       Balance       Number      Interest      Number        Balance
Energy Loans                   401               0        426              0        451                0

Arrearage Notes                402               0        427              0        452                0

Flexible Subsidy Notes         403               0        428              0        453                0

SHARP Notes                    404       2,132,400        429        369,491        454        2,501,891

Secondary Financing Notes      405               0        430              0        455                0

Residual Proceeds Notes        406               0        431              0        456                0

Bank Loans (Notes)             407               0        432              0        457                0

Capitalized Lease
  Obligation Notes             408               0        433              0        458                0

HODAG                          409               0        434              0        459                0

UDAG                           410               0        435              0        460                0

RDAL                           411               0        436              0        461                0

Other                          412         858,000        437        285,250        462        1,143,250

    Subtotal                   415       2,990,400        440        654,741        465        3,645,141

Due to G.P. & Affiliates       420         216,500        445              0        470          216,500

Development Fees Payable       421               0        446              0        471                0

All Other Long-Term
  Liabilities                  422               0        447              0        472                0

    Total                      425       3,206,900        450        654,741        475        3,861,641

FORM F.C.-3D

                             CASS HOUSE ASSOCIATES
                STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                    For The Year Ending December 31, 1994

(I) Calculation of Funds Available for Distribution
    Sources of Available Funds:
    500.         Cash and Cash Equivalents                                                         0
    505.         Short-Term Investments                                                            0
    507.         Accounts Receivable & Residual Receipts Receivable                            7,765
    508.         Prepaid Expenses                                                             29,281
    509.         Unreimbursed R/R and Special Escrow Withdrawals                                   0
    510.             Total Sources                                                                             37,046

    Use of Available Funds:
    515.         Accrued Interest Expense                                                     70,508
    520.         Delinquent Mortgage Payments & Interest                                           0
    525.         Delinquent Deposits to R/R                                                        0
    528.         Delinquent Deposits to Insurance & R.E. Tax Escrows                               0
    530.         Delinquent Deposits to Special & Other Escrows                                    0
    535.         Accounts Payable & Residual Receipts Payable                                257,723
    540.         Accrued Expenses (Not Escrowed)                                               5,316
    545.         Notes & Advances - Operating Expenses (Due Within 30 days)                        0
    550.         Unfunded Security Deposits                                                        0
    555.         Prepaid Rent                                                                  1,688
    560.         Due to General Partners & Affiliates (exclusive of development fees)        216,500
    565.             Total Uses                                                                               551,735

    570.         Funds Available for Distribution                                                            -514,689
    572.         Maximum Allowable Distribution if Funds Available                                                  0

FORM F.C.-5

                             CASS HOUSE ASSOCIATES
                STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                    For The Year Ending December 31, 1994

(II) Calculation of Maximum Possible Distribution if Funds Available
     575.        Maximum Permissible Distribution for Current Year                        144,702
     580.        Excess Net Available for Distribution from Current Year
                   Applied to 3 Preceding Years                                                 0
     582.        Excess Net Available for Distribution from 3 Preceding
                   Years Applied to Current Year                                                0
     585.        Distributions Earned for Prior Years but not Paid as of
                   Beginning of Year                                         731,042
     586.        Less: Distribution Paid During Current Year                       0

     587.        Balance at Year's End                                                    731,042

     590.        Maximum Possible Distribution if Funds Available                                        875,744

(III) Statistics:

      595.        Accumulated Partnership Distributions                                                         0
      600.        Stated Equity                                                                         2,411,707

FORM F.C.-5

                             CASS HOUSE ASSOCIATES
                   SCHEDULE OF DEVELOPER'S CONTRIBUTIONS &
                          GUARANTEED ANNUAL PAYMENTS
                          AT THE BALANCE SHEET DATE
                    For The Year Ending December 31, 1994

Part I: Contractual Requirement vs. Actual

                                                                      Actual
                               Line      Contractual     Line     Contributions/    Line
                              Number     Requirement    Number       Payments      Number   Variance
HODAG/ARP's

 Principal                      701         99,997        741         99,997         781          0
 Interest                       702         48,367        742         48,367         782          0
    Total                       703        148,364        743        148,364         783          0

Direct Cash Investments         705              0        745         49,000         785     49,900

"Cliff" Type Investments        707              0        747              0         787          0

Commercial Lease
Income Guarantees               709              0        749              0         789          0

    Total                       710        148,364        750        197,364         790     49,000

Part II: Summary

F.C.-1,  line 15B - Other Income - Interest - Annuity     751         48,367

F.C.-1,  line 15D - Other Income -
                    Comm. Lease Income Guarantees         752              0

F.C.-1,  line 19 - Developer's & Contributions            753        148,997

F.C.-2B, line 162

F.C.-2A, line 146A - Revenues of the Partnership -
                     "Cliff" Type Investments             754              0

    Total                                                 755        197,364

FORM F.C.-7

[Letterhead]

                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

             INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
                     REGULATORY AND MANAGEMENT AGREEMENTS

To the Partners of
Cass House Associates
Limited Partnership

   We have audited, in accordance with generally accepted auditing standards, the balance sheet of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended, and have issued our report thereon dated January 23, 1995.

   In connection with the audit, nothing came to our attention that caused us to believe that the Partnership failed to comply with the terms, covenants, provisions or conditions of Section 6, 7, 8a, 8b, 8c, 9, 11a through 11j and 16 of the Regulatory Agreement dated December 1, 1986, between the Massachusetts Housing Finance Agency and Cass House Associates Limited Partnership and Sections 5i, 6, 16, 20d, 20e, 20f and 21 of the Management Agreement dated July 1, 1987 and amended on January 1, 1994, between Cass House Associates Limited Partnership and Cruz Management Co., Inc. insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

   This report is intended for the information and use of the general partners, management, and the Massachusetts Housing Finance Agency. However, this report is a matter of public record and its distribution is not limited.

                                                     /s/ Ziner & Company, P.C.
January 23, 1995

                   CASS HOUSE ASSOCIATES LIMITED PARTNERSHIP
                                December 31, 1994
                 MORTGAGOR'S & GENERAL PARTNER'S CERTIFICATE

   I hereby certify that I have examined the accompanying financial statements and supplemental data of Cass House Associates Limited Partnership and to the best of my knowledge and belief, the same is complete and accurate. I also certify that I have made the contributions and guaranteed annual payments contractually required as part of the underwriting of the development.

   In addition, I hereby certify that for the fiscal year ended December 31, 1994, there has been no change in the general partners of Cass House Associates Limited Partnership.

    (Signed) __________________________________        ____________________
                  Managing General Partner                      Date

                           VERDEAN GARDENS ASSOCIATES
                             LIMITED PARTNERSHIP
                    (a Massachusetts limited partnership)
                             FINANCIAL STATEMENTS
                                     AND
                          SUPPLEMENTARY INFORMATION
                             PROJECT NO. 84-082-S
                     For the Year Ended December 31, 1994

TABLE OF CONTENTS

                                              Page
                                             --------
INDEPENDENT AUDITORS' REPORT                     1

FINANCIAL STATEMENTS


Balance Sheet
  (MHFA Forms F.C.-3A & -3B)                     2

Statement of Changes in Partners'
  Equity (Deficiency)
  (MHFA Form F.C.-3C)                            4

Statement of Operations
  (MHFA Form F.C.-2A)                            5

Statement of Cash Flows
  (MHFA Forms F.C.-4A, -4B & -4C)                6

Notes to Financial Statements                    9

INDEPENDENT AUDITORS' REPORT ON
  SUPPLEMENTARY INFORMATION                     12

MHFA Supplementary Information                  13

INDEPENDENT AUDITORS' REPORT ON
  COMPLIANCE WITH THE REGULATORY AND
  MANAGEMENT AGREEMENTS                         21

MORTGAGOR'S AND GENERAL PARTNER'S
  CERTIFICATE                                   22

[Letterhead]

                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1994, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1994, and the results of its operations, its cash flows and its changes in partners' deficit for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
January 27, 1995

                           VERDEAN GARDENS ASSOCIATES
                                  BALANCE SHEET
                    For The Year Ending December 31, 1994
                                    ASSETS

Current Assets:

              Cash and Cash Equivalents:
201.          Partnership                                           0
202.          Development                                      17,013
203.              Subtotal                                                  17,013
              Cash Reserved or Escrowed:
205.          Tenant Security Deposits                         38,211
206.          Insurance & R.E. Tax Escrow                      22,756
209.          Special & Other Escrow*                               0
210.              Subtotal                                                  60,967
              Accounts Receivable:
215.          Tenant (less doubtful accts.)                    21,798
216.          HUD                                                   0
218.          Other                                                 0
220.              Subtotal                                                  21,798
222.          Residual Receipts Receivable                                       0
223.          Short-Term Investments                                             0
225.          Due from General Partners & Affiliates                             0
227.          Prepaid Expenses                                              26,755
228.          All Other Current Assets                                      26,157
230.              Total Current Assets                                     152,690

Property & Equipment:
231.          Land                                            214,992
232.          Building & Equipment                         10,933,968
234.              Subtotal                                              11,148,960
235.          Accumulated Depreciation                                   2,302,125
236.              Net                                                    8,846,835

Other Assets:
240.          Capital Contributions Receivable                                   0
241.          Reserve for Replacement Escrow*                               75,725
242.          Excess Rental Income Escrow Account                                0
243.          Long-Term Investments                                      1,722,471
243.A         Market Value                                  1,722,471
244.          Net Organizational and Financing Costs                       127,253
245.          After Accumulated Amortization                   64,477
246.          Deferred Syndication Costs                                         0
248.          Deposits & Other                                               1,335
250.              Total Assets                                          10,926,309
250.A           *Unreimbursed R/R & Special Escrow
                 Withdrawals Included in Above                      0

FORM F.C.-3A

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
                                BALANCE SHEET
                    For The Year Ending December 31, 1994
                 LIABILITIES & PARTNERS' EQUITY (DEFICIENCY)

Current Liabilities:
251.         Current Portion of Mortgage Payable                                   111,381
252.         Notes & Advances - due within 1 year                                        0

             Accounts Payable:
255.         Trade - due within 30 days                               21,731
257.         Other                                                         0
260.             Subtotal                                                           21,731
262.         Residual Receipts Payable                                                   0

             Accrued Expenses:
265.         Interest                                                 63,408
266.         R.E. Taxes & Insurance                                        0
267.         Other                                                     4,000
270.             Subtotal                                                           67,408
272.         Tenant Security Deposits                                               35,819
274.         Prepaid Rent                                                              800
278.         All Other Current Liabilities                                               0
280.             Total Current Liabilities                                         237,139

Long-Term Liabilities:
281.         Mortgage Payable, net of current portion                            7,857,105
             Notes & Advances:
282.         Energy Notes                                                  0
283.         Arrearage & Flexible Subsidy Notes                            0
284.         Other Notes & Advances                                5,094,196
285.             Subtotal                                                        5,094,196

286.         Accrued Interest on Long-Term Liabilities                             363,830
287.         Due to General Partners & Affiliates                                   81,572
288.         Development Fees Payable                                                    0
289.         All Other Long-Term Liabilities                                             0

290.             Total Long-Term Liabilities                                    13,396,703
291.             Total Liabilities                                              13,633,842

Partners' Equity (Deficiency)
292.         Total Partners' Equity (Deficiency)                                -2,707,533
294.         Total Liabilities & Partners' Equity (Deficiency)                  10,926,309

FORM F.C.-3B

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
            STATEMENT OF CHANGES IN PARTNER'S EQUITY (DEFICIENCY)
                    For The Year Ending December 31, 1994

295.          Balance, Beginning of Year                            -1,566,334
295.A         Add/(Subtract) Prior Period Adjustments                        0
296.          Add: Capital Contributions                                     0
297.          Add: Income or (Loss)                                 -1,132,570
298.          Deduct: Distributions--Regulatory                              0
299.          Deduct: Distributions--Refinancing & Other                 8,629
300.          Balance, End of Year                                  -2,707,533

FORM F.C.-3C

   The accompanying notes are an integral part of the financial statements.

VERDEAN GARDENS ASSOCIATES
                           STATEMENT OF OPERATIONS
                    For The Year Ending December 31, 1994

                                               DEVELOPMENT
REVENUES:
100.          Gross Potential Rental Income                                                    689,760
103.          Less Vacancies, Bad Debts, & Section 236 Excess Rental
               Income Remitted                                                                  90,379
105.          Effective Rental Income                                                          599,381
106.          Interest Subsidy                                                                       0
107.          Other Income--Total                                                               76,525
108.          Residual Receipts (Remitted) or Reimbursed                                             0

110.          Total Income                                                                     675,906

OPERATING EXPENSES:
111.          Administration                                                  133,897
112.          Maint., Res. Svcs. & Security                                   157,512
113.          Utilities                                                       102,530
114.          Taxes (R.E. & Other)                                             58,213
115.          Insurance                                                        34,904
116.          Interest (Financing & Other)                                    918,935
120.          Subtotal                                                                       1,405,991

125.          Operating Income                                                                -730,085
130.          Depreciation & Amortization                                                      366,030
135.          Net Income or (Loss) for the Development before
               Non-Operating Items                                                          -1,096,115
140.          Non-Operating Items [Gains or (Losses)]                                          -36,455
145.          Net Income or (Loss) for the Development                                      -1,132,570

                                               PARTNERSHIP

ADD: REVENUES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMENT
146.A         "Cliff" Type Investments                                              0
146.B         Other Partnership Investments                                         0
146.C         Other Revenues                                                        0
146.D             Subtotal                                                                           0

SUBTRACT: EXPENSES OF PARTNERSHIP NOT APPLICABLE TO THE DEVELOPMENT
147.A         Paid in Lieu of Distribution                                          0
147.B         Paid from Syndication Proceeds                                        0
147.C         Accrued but not Paid                                                  0
147.D         Management Fee--Incentive                                             0
147.E         Other Expenses                                                        0
147.F             Subtotal                                                                           0

148.          Net Income or (Loss) for the Partnership                                      -1,132,570

FORM F.C.-2A

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
                            STATEMENT OF CASH FLOW
                    For The Year Ending December 31, 1994

                                                  Line       Cash       Line        Cash       Line        Net
                                                 Number    Provided    Number       Used      Number       Cash
OPERATING ACTIVITIES
NET INCOME OR (LOSS)                              301             0      341     1,132,570

ADJUSTMENT TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

 DEPRECIATION & AMORTIZATION                      302       366,030
 NON-OPERATING ITEMS [(GAINS OR LOSSES)]          303        36,455      343             0
CHANGES IN OPERATING ASSETS & LIABILITIES:
 DECR/INCR IN ACCOUNTS RECEIVABLE                 304             0      344         2,872
 DECR/INCR IN RESIDUAL RECEIPTS RECEIVABLE        304A            0      344A            0
 DECR/INCR IN PREPAID EXPENSES                    305        10,479      345             0
 DECR/INCR IN ALL OTHER CURRENT ASSETS            306         1,681      345             0
 DECR/INCR IN DEPOSITS & OTHER                    307             0      347             0
 DECR/INCR IN TENANT SECURITY DEPOSIT ESCROW      308             0      348         1,122
 DECR/INCR IN INSURANCE R.E. TAX ESCROWS          309             0      349           472
 INCR/DECR IN ACCOUNTS PAYABLE                    310             0      350         1,180
 INCR/DECR IN RESIDUAL RECEIPTS PAYABLE           310A            0      350A            0
 INCR/DECR IN ACCRUED EXPENSES                    311        63,408      351             0
 INCR/DECR IN TENANT SECURITY DEPOSIT LIAB.       312             0      352         1,566
 INCR/DECR IN PREPAID RENT                        313           800      353             0
 INCR/DECR IN ALL OTHER CURRENT LIABILITIES       314             0      354             0
 INCR/DECR IN ACCRUED INTEREST ON L-T LIABS.      315       155,235      355             0

NET CASH PROVIDED (USED) IN OPERATING
ACTIVITIES                                        320       634,088      360     1,139,782     381       -505,694

FORM F.C.-4A

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
                            STATEMENT OF CASH FLOW
                    For The Year Ending December 31, 1994

                                                      Line       Cash      Line       Cash      Line        Net
INVESTING ACTIVITIES                                 Number   Provided    Number      Used     Number      Cash
 DISPOSAL/ACQUISITION OF LAND, BUILDING & EQUIP.       321           0      361           0
 DISPOSAL/ACQUISITION OF SHORT-TERM INVESTMENTS        322           0      362           0
 DECR/INCR IN DUE FROM G.P.'S & AFFILIATES             323           0      363           0
 DECR/INCR IN RESERVE FOR REPLACEMENT                  324      11,143      364      32,279
 DECR/INCR IN EXCESS RENT ACCOUNT                      325           0      365           0
 DECR/INCR IN SPECIAL & OTHER ESCROWS                  326           0      366           0
 ADDITIONAL FINANCING & ORGANIZATION COSTS                                  367           0
 DISPOSAL/ACQUISITION OF LONG-TERM INVESTMENTS         328     381,996      368      62,657

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES       330     393,139      370      94,936      382      298,203

FINANCING ACTIVITIES

 INCR/DECR IN CURRENT PORTION OF MORG. PAYABLE         331       9,008      371           0
 INCR/DECR IN L-T PORTION OF MORG. PAYABLE             332           0      372     119,310
 INCR/DECR IN NOTES & ADVANCES DUE WITHIN 1 YR.        333           0      373           0
 INCR/DECR IN L-T PORTION OF NOTES & ADVANCES          334     340,138      374           0
 INCR/DECR IN DUE TO G.P.'S & AFFILIATES               335           0      375           0
 INCR/DECR IN ALL OTHER LONG-TERM LIABILITIES          336           0      376           0
 CAPITAL CONTRIBUTIONS                                 337           0
 EQUITY DISTRIBUTIONS                                                       378       8,629
 INCR/DECR IN DEVELOPMENT FEES PAYABLE                 339           0      379           0

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES       340     349,146      380     127,939      383      221,207

NET INCREASE (DECREASE) IN CASH & CASH
EQUIVALENTS                                                                                      384       13,716

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     385        3,297

CASH & CASH EQUIVALENTS AT END OF YEAR                                                           390       17,013

FORM F.C.-4B

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
                    (a Massachusetts limited partnership)
                           STATEMENT OF CASH FLOWS
                     For the Year Ended December 31, 1994

                                                          LINE      CASH      LINE      CASH     LINE       NET
                                                         NUMBER  PROVIDED    NUMBER     USED    NUMBER      CASH
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest (Net of subsidy)                                                                         391     $348,904

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
& FINANCING ACTIVITIES:
                                                                 Increase            Decrease
Increase/Decrease in Capital Contributions Receivable      394  $ _______     395   $ _______

Increase/Decrease in Deferred Syndication Costs            396  $ _______     397   $ _______

Other (Describe)

DISCLOSURE OF ACCOUNTING POLICY:

   For the purpose of the Statement of Cash Flows, the Development considers all highly liquid debt instruments with a maturity of three months or less to be cash or cash equivalents.

   The accompanying Statement of Cash Flows has been prepared in the format prescribed by the Massachusetts Housing Finance Agency (MHFA). Generally accepted accounting principles (GAAP), require that non-cash investing and financing activities be disclosed separately. The following schedule reconciles the prescribed format to a presentation in accordance with GAAP.

                                                   Net Cash Provided
                                                       (Used) in         Net Cash Provided
                                                       Operating        (Used) in Financing
                                                      Activities             Activities
                                                   ------------------   --------------------
As reported above                                      $(505,694)            $ 221,207
Proceeds of notes payable (SHARP & RDAL)
  applied by MHFA to debt service requirements           340,138              (340,138)
                                                    ----------------      ------------------
As revised to comply with GAAP                         $(165,556)            $(118,931)
                                                    ================      ==================

FORM F.C.-4C

   The accompanying notes are an integral part of the financial statements.

                           VERDEAN GARDENS ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

   Verdean Gardens Associates Limited Partnership was organized in January 1987 under the laws of the Commonwealth of Massachusetts, to develop, construct and operate a 110 unit apartment complex in New Bedford, Massachusetts. The operations of the Project, including monthly rental charges, are regulated by the Massachusetts Housing Finance Agency (MHFA).

Method of Accounting

   The Partnership maintains its records on the accrual basis in conformity with generally accepted accounting principles. Financial statements are presented in the regulatory format required by MHFA.

Depreciation and Amortization

   Depreciation is provided by the straight line method over the useful life of the building, which is estimated to be 30 years. Furnishings and equipment are being depreciated primarily over 5 years using an accelerated method.

   As of December 31, 1994, property and equipment consisted of the following:

             Buildings                        $10,799,726
             Furnishings and equipment            134,242
                                               -------------
                                              $10,933,968
                                               =============

   Financing fees totalling $169,046 are being amortized over 30 years. Legal and organizational costs of $22,684 have been fully amortized.

Income Taxes

   No provision has been made for income taxes or related credits in the Partnership's financial statements as the results of operations are included in the tax returns of the partners.

Low-Income Housing Tax Credit

   The Partnership is eligible for low-income housing tax credits over a ten year period which commenced in 1988 and are calculated at approximately 4% of certain expenditures incurred in connection with the acquisition of the property.

   Provisions of the enabling legislation regarding the credit restrict occupancy to qualified low-income tenants for a 15 year period. Recapture provisions of the legislation could result in a required repayment of a portion of the credits if these provisions are not met.

NOTE B - CAPITAL CONTRIBUTIONS

   Capital contributions of $2,409,000 have been made by Boston Financial Qualified Housing Limited Partnership (BFQH) to the Partnership in return for 99% of the profits, losses and tax credits of the Partnership. Cash flow up to $71,371 per annum is to be distributed 99% to BFQH and 1% to the general partners. Thereafter, any project expense loans are repaid and an incentive management fee is paid. Remaining cash flow is distributed 99% to BFQH and 1% to the general partners.

                           VERDEAN GARDENS ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE B - CAPITAL CONTRIBUTIONS (continued)

   During 1994, distributions of $8,629 were paid to the limited partner from escrow cash.

   Allocations from a capital transaction differ and are discussed in the partnership agreement.

NOTE C - LONG-TERM INVESTMENTS

   Long-term investments consist of stocks and bonds. At December 31, 1994, these investments are stated at their market value of $1,722,471 and have a cost of $1,758,926. An allowance for unrealized losses was established at this date. The Statement of Operations for 1994 includes a net unrealized loss of $36,455.

   During 1994, income of $62,657 was earned on such investments, of which $26,157 is reported as a receivable on Line 228 of the financial statements.

NOTE D - FINANCING

   Permanent financing is being provided by MHFA in the form of a 30 year mortgage which bears interest at the rate of 8.87% per annum, plus an annual processing fee equal to .5% of the original mortgage amount. This loan, which is secured by the property, is payable in monthly installments of $71,759 for principal and interest until June 1, 2018. Additional monthly remittances include escrow payments of $7,550 for insurance and real estate taxes and $2,521 to fund the reserve for replacements.

   Annual maturities of debt for the ensuing five years are summarized as follows:

                           1995          $111,381
                           1996           121,188
                           1997           131,864
                           1998           143,488
                           1999           156,145

   Under the terms of the regulatory agreement with MHFA, the Partnership is limited to a maximum annual distribution of $109,802 which is 6% of the mortgagor's stated equity.

   The Executive Office of Communities and Development (EOCD), a branch of the Commonwealth of Massachusetts, is authorized to make housing subsidy loan payments pursuant to the State Housing Assistance Rental Program (the SHARP Program). This program allows the Project to receive housing subsidy loans over a 15 year period in order to make housing available to low and moderate income tenants. EOCD has agreed to make loans to the Partnership up to certain annual limitations, which decline each year. To the extent the Project's rental operations generate more cash than projected, such payments may be reduced. The Project has received SHARP loan advances of $1,968,484, including advances of $308,739 in 1994.

   Principal and interest of 5% per annum on the SHARP note will be payable upon the earlier of the mortgage termination date, any default or breach of the terms and provisions of the mortgage loan note, or the sale, transfer, or refinancing of the Project or transfer of the Partnership's interest, except with the Agency's prior written approval. Interest of $299,300 has been accrued, including interest of $90,705 in 1994.

                           VERDEAN GARDENS ASSOCIATES
                    (a Massachusetts limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1994

NOTE D - FINANCING (continued)

   Due to certain federal limitations on rental levels for certain subsidized apartments, EOCD has also agreed to extend the Project a Rental Housing Development Action Loan Program (RDAL) subsidy loan, the terms of which parallel the SHARP loan, except the interest rate is .1% per annum. The Project has received cumulative RDAL loan advances of $257,712, including advances of $31,399 in 1994.

   On October 30, 1989, the Partnership received a HODAG loan from the City of New Bedford, Massachusetts totalling $2,868,000. This note accrues interest at the rate of 3% per annum, commencing on March 31, 1994. Such interest shall be due and payable, to the extent of Cumulative Positive Net Cash Flow (as defined in the HODAG Agreement) on April 15 of each year for the previous calendar year. The entire outstanding principal balance and all accrued and unpaid interest shall be payable in full on December 1, 2019. HODAG loan proceeds have been invested to provide a stream of monthly payments of approximately $31,833 to fund operating expenses. During 1994, interest of $64,530 was accrued.

NOTE E - OBLIGATIONS OF THE GENERAL PARTNERS AND THE PARTNERSHIP

   Pursuant to the Development Fund Agreement, the general partners have provided MHFA with a letter of credit in the amount of $338,091 (equal to 4% of the final amount of the MHFA loan) for the purpose of funding deficits, if any. This letter of credit will decrease 1.5% each year, if operations have been favorable. As of December 31, 1994, no decreases in the amount of the letter of credit have occurred.

NOTE F - RENTAL REVENUES

   Tenants' rents are being subsidized for 25% of the apartments pursuant to various federal and state programs intended to assist low income tenants.

NOTE G - RELATED PARTY TRANSACTIONS

   The general partners have made operating advances to the Partnership amounting to $81,572 which are reflected in long term liabilities on the balance sheet.

   The Partnership has entered into a management agreement with an affiliate of the general partners. Under the terms of this agreement, $37,417 of management fees were earned in 1994. In addition, reimbursements are paid for payroll, data processing and certain other expenses directly related to the Project.

[Letterhead]

                            Ziner & Company, P.C.
                         Certified Public Accountants

          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

To the Partners of
Verdean Gardens Associates
 Limited Partnership

Our report on our audit of the basic financial statements of Verdean Gardens Associates Limited Partnership for 1994 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information, which has been presented in accordance with regulations of the Massachusetts Housing Finance Agency, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Ziner & Company, P.C.

January 27, 1995

                         MFHA SUPPLEMENTARY INFORMATION

                           VERDEAN GARDENS ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                    For The Year Ending December 31, 1994

 FUNDS RECEIVED                                           RESIDENTIAL   COMMERCIAL        TOTAL
1.           Base Rental - Occupancy                          689,760            0
2.           Gross Excess Rental Income                             0
3.           Parking Rentals                                        0            0
5.           Gross Potential Rental Income                    689,760            0      689,760
6.           Less: Vacancies - Occupancy                       71,135            0
7.           Less: Vacancies - Parking                              0            0
8.           Less: Bad Debts                                   19,244            0
9.           Less: Excess S13 Rental Income Escrowed                0
10.          Less: Excess S236 Rental Income Remitted               0
11.          Total Deductions                                  90,379            0       90,379
13.          Effective Rental Income                          599,381            0      599,381
14.A         Interest Subsidy                                       0                         0
14.B         SHARP Subsidy                                    308,739                   308,739
14.C         RDAL / Other Subsidy                              31,399                    31,399
15.A         Other Income - Interest - Ordinary                 4,468            0
15.B                      - Interest - Annuity                 62,657
15.C                      - Laundry / Vending                   9,400            0
15.D                      - Commercial Lease Guarantee                           0
15.E                      - Other (Specify)                         0            0
16.          Total Other Income                                76,525            0       76,525
17.          Total Effective Income                         1,016,044            0    1,016,044
18.A         Replacement Reserve Reimbursements                11,143            0       11,143
18.B         Special Escrow Account Reimbursements                  0            0            0
19.          Developer's Contributions                        319,339                   319,339
20.          Total Funds Received                           1,346,526            0    1,346,526

FUNDS DISBURSED
ADMINISTRATIVE EXPENSES
21.          Management Fee - Contractual                      37,417            0
22.A         Payroll                                           40,473            0
22.B         Payroll Taxes & Fringe Benefits                    9,282            0
23.          Legal                                              3,408            0
24.          Audit                                              8,200            0
25.          Marketing                                         18,004            0
26.          Telephone                                          3,148            0
27.          Office Supplies & Services                         5,821            0
28.A         Accounting & Data Proc. Svs. Fee                   8,144
28.B         Central Office Fee                                     0            0
29.          Miscellaneous                                          0            0
30.          Total Administrative Expenses                    133,897            0      133,897

FORM F.C.-1

                           VERDEAN GARDENS ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                     For The Year Ending December 31, 1994

MAINTENANCE EXPENSES                                                RESIDENTIAL      COMMERCIAL         TOTAL
31.A         Payroll                                                     33,382               0
31.B         Payroll Taxes & Fringe Benefits                             16,986               0
32.          Janitorial Material & Services                               8,490               0
33.          Landscaping                                                  1,260               0
34.          Decorating (Interior Only)                                  16,960               0
35.          Repairs (Interior & Exterior)                               37,247               0
36.          Elevator Maintenance                                         5,209               0
37.          Garbage & Trash Removal                                     13,885               0
38.          Snow Removal                                                 6,257               0
39.          Exterminating                                                1,698               0
40.          Recreation                                                       0               0
41.          Miscellaneous                                                    0               0
43.          Total Maintenance Expenses                                 141,374               0       141,374
44.          Resident Services                                                0               0             0
45.          Security                                                    16,138               0        16,138

UTILITIES
46.          Electricity                                                 20,207               0
47.          Gas                                                         53,032               0
48.          Oil                                                              0               0
49.          Water & Sewer                                               29,291               0
50.          Total Utilities                                            102,530               0       102,530
53.          Replacement Reserve Deposits                                30,250                        30,250
54.          Special Escrow Deposits                                          0                             0

TAXES, INSURANCE & INTEREST
55.          Taxes - Real Estate                                         58,213               0
56.          Taxes - Other                                                    0               0
57.          Insurance                                                   34,904               0
58.          Interest                                                     2,107               0
59.          Total Taxes, Insurance & Int.                               95,224               0        95,224

61.          Totl Disb Prior to Cap Exp & D/S                           519,413               0       519,413

62.          Totl Funds Flow Prior to CE & DS                           827,113               0       827,113

63.          Cap. Exp. (Exc. of Mortg. Increases, Flex Sub
             Funds, Bank Loans, and Capitalized Leases, etc.)                                               0

65.          Funds Flow Prior to D/S                                                                  827,113

FORM F.C.-1

                           VERDEAN GARDENS ASSOCIATES
                 STATEMENT OF FUNDS FLOW AVAILABLE FOR EQUITY
                             ACCRUAL (GAAP) BASIS
                    For The Year Ending December 31, 1994

GROSS DEBT SERVICE
66.          Gross Debt Service - Mortgage (MHFA)                                               871,895
67.          Gross Debt Service - Arrearage & Flexible Subsidy Notes                                  0
68.          Gross Debt Service - Energy Loans                                                        0
69.          Gross Debt Service - Secondary Financing                                           155,235
70.          Gross Debt Service - Other Notes Payable                                                 0
71.          Total Gross Debt Service                                                         1,027,130
73.          Funds Flow Prior to Non-Operating Items                                           -200,017

75.          Non-Operating Items [Gain or (Loss)]                                               -36,455

CALCULATIONS OF NET AVAILABLE FOR EQUITY
76.          Net Available for Equity - Current Operating Cycle Basis (See
             Line #195 of Form F.C.-2B)                                                        -236,472

77.          Add: Interest Expense Recorded but not Paid on D/S (i.e. SHARP
             and Arrearage Notes, Flex. Sub. Notes & Secondary Financing)                       155,235
78.          Subtract: Interest Income Earned on R/R and Special Escrow
              Accounts                                                                            2,029
80.          Net Available for Equity - Distribution Basis                                      -83,266
81.A         Add/Subtract: Excess (Deficient) Contributions to R/R                                    0
81.B         Add/Subtract: Excess (Deficient) Contributions to Special Escrows                        0
82.          Subtract: Tax Abatements Applicable to Prior Reporting Periods                           0
83.          Non-Operating Items [Loss or (Gain)]                                                36,455
84.A         Management Fee - Incentive                                                               0
84.B         Other Timing Differences                                                                 0
85.          Net Available Equity - Normalized Basis                                            -46,811

FORM F.C.-1

                           VERDEAN GARDENS ASSOCIATES
                          RECONCILIATION TO FORM F.C.-1
                              ACCRUAL BASIS (GAAP)
                      For The Year Ending December 31, 1994

150.         Net Income or (Loss) for the Development                                                  -1,132,570

155.         Add: Depreciation & Amortization                                            366,030
156.            : Residual Receipts Remitted                                                   0
160.            : SHARP Subsidy                                                          308,739
161.            : RDAL/Other Subsidy                                                      31,399
162.            : Developer's Contributions                                              319,339
164.            : Replacement Reserve Reimbursements                                      11,143
165.            : Special Escrow Account Reimbursements                                        0
166.                 Subtotal                                                                           1,036,650

168.         Less: Excess Section 13A Rental Income Escrowed                                   0
169.             : Residual Receipts Reimbursed                                                0
170.             : Debt Service (Principal)                                              110,302
175.             : Replacement Reserve Deposits                                           30,250
176.             : Special Escrow Deposits                                                     0
180.             : Capital Expenditures
                   (Exclusive of Flexible Subsidies and Mortgage Increases, etc.)              0

186.                 Subtotal                                                                             140,552

190.         Other Reporting Differences                                                                        0

195.         Net Available for Equity - Current Operating Cycle Basis
                                  (See Line #76 of Form F.C.-1)                                          -236,472

FORM F.C.-2B

                           VERDEAN GARDENS ASSOCIATES
                SUPPLEMENTAL SCHEDULE OF LONG-TERM LIABILITIES
                    For The Year Ending December 31, 1994

                                                                                                          Non
                                        Line      Principal       Line        Accrued       Line        Current
                                       Number      Balance       Number      Interest      Number       Balance
Energy Loans                            401               0       426               0        451               0

Arrearage Notes                         402               0       427               0        452               0

Flexible Subsidy Notes                  403               0       428               0        453               0

SHARP Notes                             404       1,968,484       429         299,300        454       2,267,784

Secondary Financing Notes               405               0       430               0        455               0

Residual Proceeds Notes                 406               0       431               0        456               0

Bank Loans (Notes)                      407               0       432               0        457               0

Capitalized Lease Obligation Notes      408               0       433               0        458               0

HODAG                                   409       2,868,000       434          64,530        459       2,932,530

UDAG                                    410               0       435               0        460               0

RDAL                                    411         257,712       436               0        461         257,712

Other                                   412               0       437               0        462               0

    Subtotal                            415       5,094,196       440         363,830        465       5,458,026

Due to G.P. & Affiliates                420          81,572       445               0        470          81,572

Development Fees Payable                421               0       446               0        471               0

All Other Long-Term Liabilities         422               0       447               0        472               0

    Total                               425       5,175,768       450         363,830        475       5,539,598

FORM F.C.-3D

                           VERDEAN GARDENS ASSOCIATES
                  STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                    For The Year Ending December 31, 1994

(I) Calculation of Funds Available for Distribution

    Sources of Available Funds:
    500.    Cash and Cash Equivalents                                                  17,013
    505.    Short-Term Investments                                                          0
    507.    Accounts Receivable & Residual Receipts Receivable                         21,798
    508.    Prepaid Expenses                                                           26,755
    509.    Unreimbursed R/R and Special Escrow Withdrawals                                 0
    510.        Total Sources                                                                         65,566

    Use of Available Funds:
    515.    Accrued Interest Expense                                                   63,408
    520.    Delinquent Mortgage Payments & Interest                                         0
    525.    Delinquent Deposits to R/R                                                      0
    528.    Delinquent Deposits to Insurance & R.E. Tax Escrows                             0
    530.    Delinquent Deposits to Special & Other Escrows                                  0
    535.    Accounts Payable & Residual Receipts Payable                               21,731
    540.    Accrued Expenses (Not Escrowed)                                             4,000
    545.    Notes & Advances - Operating Expenses (Due Within 30 days)                      0
    550.    Unfunded Security Deposits                                                      0
    555.    Prepaid Rent                                                                  800
    560.    Due to General Partners & Affiliates (exclusive of development fees)       81,572
    565.        Total Uses                                                                           171,511

    570.    Funds Available for Distribution                                                        -105,945
    572.    Maximum Allowable Distribution if Funds Available                                              0

FORM F.C.-5

                           VERDEAN GARDENS ASSOCIATES
                STATEMENT OF FUNDS AVAILABLE FOR DISTRIBUTION
                    For The Year Ending December 31, 1994

 (II) Calculation of Maximum Possible Distribution if Funds Available
      575.  Maximum Permissible Distribution for Current
             Year                                                                 109,802
      580.  Excess Net Available for Distribution from
             Current Year Applied to 3 Preceeding Years                                 0
      582.  Excess Net Available for Distribution from 3
             Preceeding Years Applied to Current Year                                   0
      585.  Distributions Earned for Prior Years but not
             Paid as of Beginning of Year                             549,010
      586.  Less: Distribution Paid During Current Year                     0

      587.  Balance at Year's End                                                 549,010

      590.  Maximum Possible Distribution if Funds
             Available                                                                           658,812

(III) Statistics:

      595.  Accumulated Partnership Distributions                                                      0
      600.  Stated Equity                                                                      1,830,033

FORM F.C.-5

                           VERDEAN GARDENS ASSOCIATES
                   SCHEDULE OF DEVELOPER'S CONTRIBUTIONS &
                          GUARANTEED ANNUAL PAYMENTS
                          AT THE BALANCE SHEET DATE
                    For The Year Ending December 31, 1994

Part I: Contractual Requirement vs. Actual

                                                                      Actual
                               Line      Contractual     Line     Contributions/    Line
                              Number     Requirement    Number       Payments      Number   Variance
HODAG/ARP'S

 Principal                      701        319,339        741        319,339         781        0
 Interest                       702         62,657        742         62,657         782        0
    Total                       703        381,996        743        381,996         783        0

Direct Cash Investments         705              0        745              0         785        0

"Cliff" Type Investments        707              0        747              0         787        0

Commercial Lease
Income Guarantees               709              0        749              0         789        0

    Total                       710        381,996        750        381,996         790        0

Part II: Summary

F.C.-1,  line 15B - Other Income - Interest - Annuity     751         62,657

F.C.-1,  line 15D - Other Income -
                    Comm. Lease Income Guarantees         752              0

F.C.-1,  line 19 - Developer's & Contributions            753        319,339

F.C.-2B, line 162

F.C.-2A, line 146A - Revenues of the Partnership -
                     "Cliff" Type Investments             754              0

    Total                                                 755        381,996

FORM F.C.-7

[Letterhead]

                            Ziner & Company, P.C.
                         Certified Public Accountants

             INDEPENDENT AUDITORS' REPORT ON COMPLIANCE WITH THE
                     REGULATORY AND MANAGEMENT AGREEMENTS

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, the balance sheet of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1994, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the year then ended, and have issued our report thereon dated January 27, 1995.

   In connection with the audit, nothing came to our attention that caused us to believe that the Partnership failed to comply with the terms, covenants, provisions or conditions of Section 6, 7, 8a, 8b, 8c, 9, 11a through 11j and 16 of the Regulatory Agreement dated July 31, 1987, between the Massachusetts Housing Finance Agency and Verdean Gardens Associates Limited Partnership and Sections 5i, 6, 16, 20d, 20e, 20f, and 21 of the Management Agreement dated July 1, 1987 and amended on January 1, 1994, between Verdean Gardens Associates Limited Partnership and Cruz Management Co. Inc. insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

   This report is intended for the information and use of the general partners, management, and the Massachusetts Housing Finance Agency. However, this report is a matter of public record and its distribution is not limited.

/s/ Ziner & Company, P.C.
January 27, 1995

                 VERDEAN GARDENS ASSOCIATES LIMITED PARTNERSHIP
                              December 31, 1994
                 MORTGAGOR'S & GENERAL PARTNER'S CERTIFICATE

I hereby certify that I have examined the accompanying financial statements and supplemental data of Verdean Gardens Associates Limited Partnership and to the best of my knowledge and belief, the same is complete and accurate. I also certify that I have made the contributions and guaranteed annual payments contractually required as part of the underwriting of the development.

   In addition, I hereby certify that for the fiscal year ended December 31, 1994, there has been no change in the general partners of Verdean Gardens Associates Limited Partnership.

      (Signed) ___________________________________      ____________________
                    Managing General Partner                   Date