Form 10-Q
period 1995-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-08-11
CIK 810663

August 11, 1995




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q Edgar for Quarter Ended June 30, 1995 File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller








QH1-10Q1.DOC

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

For the quarterly period ended June 30, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to


For Quarter Ended June 30, 1995           Commission file number 0-16796


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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                            June 30,           March 31,
                                               1995               1995
                                          (Unaudited)

Assets

Current assets:
   Cash and cash equivalents              $     123,020      $    308,216
   Other current assets                          33,270            25,339
                                                 ------            ------
     Total current assets                       156,290           333,555

Marketable securities (Note 1)                2,241,315         2,066,336
Investments in Local Limited Partnerships
(net of provision for valuation of $1,297,574
at June 30, 1995 and March 31, 1995 (Note 2)  8,406,238         8,958,277
                                            -----------        -----------
     Total Assets                           $10,803,843      $ 11,358,168
                                            ===========        ===========

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable and accrued expenses   $    103,123      $    101,803
                                                -------           -------
     Total current liabilities                  103,123           101,803


Partners' Equity                             10,700,720        11,256,365
                                             ----------       -----------
   Total Liabilities and Partners' Equity   $10,803,843      $ 11,358,168
                                            ===========       ===========

The accompanying notes are an integral part of thes financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
               For the Three Months Ended June 30, 1995 and 1994

                                            1995                     1994
                                            ----                     ----


Revenue:
   Investment                        $      32,930             $         -
   Other                                     2,550                   6,350
                                            -------                 -------
      Total Revenue                         35,480                   6,350
                                            -------                 -------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $36,009 and $33,978
     in 1995 and 1994, respectively)        72,695                  80,626
   Amortization                             27,141                  27,627
   Adjustment to provision for valuation of
    investments in Local Limited Partnership     -                  24,319
                                            ------                 -------
     Total Expenses                         99,836                 132,572
                                            ------                 -------

Loss before equity in losses of
Local Limited Partnerships                 (64,356)               (126,222)


Equity in losses of Local
Limited Partnerships                       (524,898)              (410,325)
                                           ---------              ----------
Net Loss                                  $(589,254)             $(536,547)
                                           =========              =========

Net Loss allocated:
To General Partners                       $  (5,893)             $  (5,365)
To Limited Partners                        (583,361)              (531,182)
                                          ----------             ----------
                                          $(589,254)             $(536,547)
                                          ==========             ==========

Net Loss per Limited Partnership Unit
(50,000 Units)                            $  (11.67)             $  (10.62)
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                  (Unaudited)
                    For the Three Months Ended June 30, 1995

                                                                                    Net
                                               Initial         Investor        Unrealized
                                General        Limited         Limited           Gains
                                Partners       Partners        Partners         (Losses)        Total

Balance at March 31, 1995      $(321,649)       $4,648        $11,601,784       $(28,418)   $11,256,365

Unrealized gains on marketable
  securities held for sale              -             -                  -         33,609         33,609

Net Loss                          (5,893)            -           (583,361)             -       (589,254)
                                 ----------       ------        ------------        ------    ------------

Balance at June 30, 1995        $(327,542)       $4,648        $11,018,423         $5,191    $10,700,720
                                 ==========       ======        ============        ======    ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               For the Three Months Ended June 30, 1995 and 1994

                                              1995                1994
                                              ----                ----
Net cash used for operating activities    $ (43,552)           $ (31,261)
                                           ----------           ---------

Cash flows from investing activities:
   Purchases of marketable securities      (175,656)            (440,007)
   Proceeds from sales and maturities
   of marketable securities                  34,012              961,225
                                           ---------            ---------
Net cash provided by (used for)
   investing activities                    (141,644)             521,218
                                           ---------            ---------

Net increase (decrease) in cash and cash
   equivalents                             (185,196)             489,957

Cash and cash equivalents, beginning        308,216               44,790
                                          ----------           ----------

Cash and cash equivalents, ending         $ 123,020            $ 534,747
                                           =========           ==========

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                         NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                               Gross              Gross
                                                             Unrealized         Unrealized      Fair
                                              Cost              Gains            Losses         Value


Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies
                                           $1,308,220           $ 11,634        $ (5,118)     $1,314,736

Mortgage backed securities                    516,771              2,747          (7,599)        511,919

Other debt securities                         411,133              4,650          (1,123)        414,660
                                           ----------           --------        ---------     ----------

Marketable securities
   at June 30, 1995                        $2,236,124           $ 19,031        $(13,840)     $2,241,315
                                           ==========           ========        =========     ==========

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies               $1,132,567            $     -        $(12,169)     $1,120,398

Mortgage backed securities                    526,319              1,763         (17,040)        511,042

Other debt securities                         435,868              1,143          (2,115)        434,896
                                           ----------            -------        ---------     ----------
Marketable securities
   at March 31, 1995                       $2,094,754            $ 2,906        $(31,324)     $2,066,336
                                           ==========            =======        =========     ==========

The contractual maturities at June 30, 1995 are as follows:

                                                                   Fair
                                                    Cost           Value

Due in one year or less                        $   461,167     $   463,734
Due in one year to five years                    1,048,520       1,052,972
Due in five to ten years                           209,664         212,690
Mortgage backed securities                         516,771         511,919
                                               -----------     -----------
                                               $ 2,362,122     $ 2,241,315
                                               ===========     ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $34,000 in 1995.
Included in investment income are gross gains of $33 and gross losses of $308 which were realized on these sales.


2.   Investments in Local Limited Partnerships

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

The following is a summary of Investments in Local Limited Partnerships:

                                                                       June 30,
                                                                         1995
                                                                      (Unaudited)
Capital contributions to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                    $     36,651,930

Cumulative equity in losses of Local
   Limited Partnerships (excluding cumulative unrecognized
   losses of $7,654,414)                                                (29,753,070)

Cumulative cash distributions received
   from Local Limited Partnerships                                       (1,071,108)

Investments in Local Limited Partnerships
   before adjustment                                                      5,827,752

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                          4,770,577

   Accumulated amortization of acquisition
         fees and expenses                                                 (894,517)

Investments in Local Limited Partnerships                                 9,703,812

Provision for valuation of Investments in
   Local Limited Partnerships                                            (1,297,574)

                                                                        $ 8,406,238

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - March 31, 1995 (Unaudited)

Assets:
Investment property, net                               $  112,699,334
   Current assets                                           3,814,627
   Other assets                                             8,335,361
                                                       --------------
       Total Assets                                    $  124,849,322
                                                       ==============

Liabilities and Partners' Deficit:
   Current liabilities                                 $    6,062,450
   Long-term debt                                         111,497,087
   Other liabilities                                       12,236,616
                                                       --------------
       Total Liabilities                                  129,796,153

Partners' Deficit                                          (4,946,831)
                                                       --------------
Total Liabilities and Partners' Deficit                $  124,849,322
                                                       ==============

Summarized Income Statements - For the
three months ended March 31, 1995 (Unaudited)

Rental and other revenue                               $    4,975,361
                                                       -    ---------

Expenses:
   Operating                                                2,270,213
   Interest                                                 2,536,725
   Depreciation and amortization                            1,270,613
                                                       --------------
       Total Expenses                                       6,077,551
                                                       --------------
         Net Loss                                      $   (1,102,190)
                                                       ===============
Partnership's share of Net Loss                        $   (1,090,251)
                                                       ===============
Other Partners' share of Net Loss                      $      (11,939)
                                                       ===============

For the three months ended June 30, 1995, the Partnership has not recognized $565,353 of equity in losses relating to ten Local Limited Partnerships where cumulative equity in losses exceeded its total investments.


3.   Other Matters

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

In addition, as previously reported, HUD alleged that Pebble Creek violated certain requirements relating to the relocation of tenants at that property while the project was being renovated. HUD demanded that it be reimbursed for all subsidy payments made with respect to the so-called 161 "ineligible" units. The latter matter was the subject of an administrative appeal.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1995, the Partnership has cash and cash equivalents of $123,020, compared with $308,216 at March 31, 1995. The decrease is primarily attributable to net cash used by operations and purchases of marketable securities.

Approximately $1,966,000 of the Gross Proceeds has been reserved and invested in various securities. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local
Limited Partnerships beyond its specific investment. Thus, at June 30, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnerships which had no been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnerships management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.


Cash Distributions

No cash distributions were made during the quarter ended June 30, 1995. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of Partnership's funds, at money market rates, prior to the limited funds being contributed to
the  Partnership's   Local  Limited Partnership investment.

In the event that distributions are received from Local Limited Partnerships the Managing General Partner has decided that such amounts will be used to increase reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

The Partnership's results of operations for the quarter ended June 30, 1995 resulted in a net loss of $589,254 as compared to a net loss of $536,547 for the same period in 1994. The increase in the net loss position is primarily attributable to an increase in equity in losses of Local Limited Partnerships which is the result of the difference between estimated and actual expenses. This increase is partially offset by an increase in investment revenue and no adjustment to the provision for the valuation of investments in Local Limited Partnerships.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pebble Creek, a property located in Arlington, Texas, generated positive cash flows in 1993 as a result of a HUD approved special rent adjustment in March of 1993 and a rent increase effective in May of 1993. However, high turnover and an increase in administrative expenses have caused the property to operate at a deficit for the year ending December 31, 1994. The Property continues to require high maintenance work. In other related matters, Pebble Creek has successfully obtained a summary judgment preventing HUD from rolling back rents at the property (which was also sustained on appeal) as well as reaching a settlement relating to these matters, both of which are discussed in Note 3 to the Financial Statements.

More recently,  the Local General  Partners of Pebble Creek have expressed their desire to sell their  ownership  interests in the property.  At this time,  the Managing  General Partner is working with
the Local General Partners to reach an acceptable    agreement   which
addresses   a   replacement    Local   General Partner/management  agent
as well as the deferred  maintenance issues facing the property.

As previously reported, Elmore Hotel, located in Great Falls, Montana, and New Medford Hotel, located in Medford, Oregon, restructured their debt in 1993. These partnerships share a common Local General Partner. In addition, in each case the Local General Partner obtained a release of certain operating escrows to address delinquent property taxes. Under the current workout, each property has been operating above break-even for the three months ended March 31, 1995.

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

As previously reported, Logan Plaza, located in New York, New York, had experienced cash flow deficits due principally to the area's economic slow-down and a decline in the rental market. The Local General Partner has been working to increase occupancy and rental income and to contain operating expenses; as a result, the property continues to show improvement as it operated at break-even for the year first quarter of 1995. The Local General Partner has reached preliminary agreement with the lender to refinance the property's mortgage; however, the refinancing will be contingent upon the prevailing interest rate in August 1995, when the bonds can be refinanced.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Property Discussions (continued)

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

At Hughes Apartments, located in Mandan, North Dakota, rental losses due to flood damage have resulted in a mortgage default. The Managing General Partner is working with the Local General Partner and the lender to address rental losses and the mortgage default. A proposed forbearance agreement with the lender includes the use of approximately $180,000 in fund reserves to make necessary capital improvements and partially cure the default. The agreement is expected to be finalized by September 30, 1995.

It was previously reported that an affiliate of The Boston Financial Group Limited Partnership has been negotiating to purchase the Local General Partner interests in five properties in which the Partnership has invested in (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. This transaction will require approval from the U.S. Department of Housing and Urban Development and the local housing authorities for the substitution of general partners.

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K
                   were  filed during the quarter ended June 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 11, 1995         BOSTON FINANCIAL QUALIFIED HOUSING
                                 LIMITED PARTNERSHIP

                           By:   29 Franklin Street, Inc.,
                                 its Managing General Partner



                                  /s/Georgia Murray
                                 Georgia Murray
                                 A Managing Director, Treasurer
                                 and Chief Financial Officer