Form 10-K/A
period 1994-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-10-03
CIK 810663

October 3, 1995



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

       Re:    Boston Financial Qualified Housing Limited Partnership
	   Form 10-K/A Annual Report for the Year Ended March 31, 1994
                 File Number 0-16796

Gentlemen:
In compliance wit/h the Securities and Exchange Commission's comment letter dated May 24, 1995 in regards to the above Partnership's Annual Report on Form 10-K, you asked us to accompany the 10-K/A filing with this letter which notes the location in the amended materials where the response to each comment is made.

Comment 4.   The auditor for the three Local Limited
Partnerships referenced in this comment has reissued these financial statements in accordance with generally accepted accounting principles.

Following the submission of the above item, all items in the above referenced comment letter have been provided.


Very truly yours,

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

By:     29 Franklin Street, Inc.
        its Managing General Partner



By:     S/ Georgia Murray /
        Georgia Murray
        A Managing Director

October 3, 1995




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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.
February 5, 1993
Savannah, Georgia

[Letterhead]

                              [Logo] macdonaldpage
                    Certified Public Accountants  Limited Liability Company
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                          Independent Auditors' Report
                                                               February 18, 1994

Bingham Family Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner. Maine

We have audited the accompanying balance sheet of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of profit and loss, changes in partners, capital,and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management- Our responsibility is to express an opinion on these fina ncial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham
Family Housing Associates (a Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants Limited Liability Company
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330

                          Independent Auditors' Report

                                                               February 18, 1994
Birmingham Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Birmingham Housing
 Associates (a Limited Partnership) as of December 31, 1993, and the related statements of profit and loss, changes in partners, capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Housing Associates
 (a Limited Partnership) as of December 31. 1993,and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                                        /s/ Macdonald Page & Co.
                                                    Certified Public Accountants

[Letterhead]

                              [Logo] macdonaldpage
                          Certified Public Accountants Limited Liability
       30 Long Creek Drive   South Portland, Maine 04106   (207) 774-5701
             P.O. Box 2389   Augusta, Maine 04338   (207) 621-0330


                          Independent Auditor' Report

                                                               February 18, 1994
New Sweden Housing Associates
(a Limited Partnership)
224 Maine Avenue
Gardiner,  Maine

We have audited the accompanying balance sheet of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and the related statements of, profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1993, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners, capital of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1992, and its revenue and expenses, changes in partners, capital, and cash flows for the year then ended, on the basis of accounting described in Note 1.

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