Form 10-Q
period 1995-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1995-11-14
CIK 810663

November 13, 1995




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:	Boston Financial Qualified Housing Limited Partnership
	Report on Form 10-Q for Quarter Ended September 30, 1995
	File No. 0-16796


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

For the quarterly period ended September 30, 1995

	OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from   to


For Quarter Ended September 30, 1995   Commission file number  0-16796


 Boston Financial Qualified Housing Limited Partnership
 (Exact name of registrant as specified in its charter)

         Delaware                                04-2947737
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


101 Arch Street, Boston, Massachusetts              02110-1106
Address of principal executive offices)             (Zip Code)


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

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

BALANCE SHEETS

                                          September 30,      March 31,
                                                1995             1995
                                          (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                     $     75,007  $   308,216
  Other current assets                                28,081       25,339
         Total current assets                        103,088      333,555
Marketable securities (Note 1)                     2,200,112    2,066,336
Investments in Local Limited Partnerships
(net of provision for valuation of $1,059,165
at September 30, 1995 and $1,297,574 at
March 31, 1995) (Note 2)                           8,688,523    8,958,277
                Total Assets                     $10,991,723  $11,358,168

Liabilities and Partners' Equity

Current liabilities:
 Accounts payable and accrued expenses          $     26,166  $    90,057
 Reimbursements to affiliates                         10,546       11,746
         Total current liabilities                    36,712      101,803


Partners' Equity                                  10,955,011   11,256,365
Total Liabilities and Partners' Equity           $10,991,723  $11,358,168

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 1995 and 1994
(Unaudited)


                         Three Months Ended         Six Months Ended
                  September 30,  September 30, September 30,   September 30,
                               1995        1994      1995         1994
Revenues:
 Investment                $   31,643  $  10,571  $  64,573  $   7,067
 Other                          3,049      2,000      5,599      8,350
 Total Revenue                 34,692     12,571     70,172     15,417

Expense:
 General and administrative
 (includes reimbursements to
 affiliates in the amounts of
 $63,208 and $63,038 in 1995
 and 1994, respectively)        62,429    84,256    135,124    161,378
 Amortization                   25,850    27,626     52,991     55,253
 Adjustment to provision for
 valuation of investment
 in Local Limited Partnership (238,409) (171,478)  (238,409)  (147,159)
  Total Expense               (150,130)  (59,596)   (50,294)    69,472

Income (Loss) before equity in
 income (losses) of Local
 Limited Partnerships          184,822    72,167     120,466   (54,055)

Equity in income (losses) of
 Local Limited Partnerships     69,726  (679,498)   (455,172) (1,089,823)

Net Income (Loss)            $ 254,548 $(607,331 ) $(334,706)$(1,143,878)

Net Income (Loss) allocated:
 To General Partners         $   2,546   $(6,073)     $(3,347)   $ (11,439)
 To Limited Partners           252,002  (601,258)    (331,359)  (1,132,439)
                             $ 254,548 $(607,331)   $(334,706) $(1,143,878)

Net Income (Loss) per Limited
 Partnership Unit
 (50,000 Units)              $    5.04   $(12.03)     $(6.63)     $ (22.65)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  (Unaudited)
  For the Six Months Ended September 30, 1995

                                                                    Net
                                            Initial   Investor  Unrealized
                                General     Limited   Limited     Gains
                                Partners    Partners  Partners  (Losses)       Total
Balance at March 31, 1995      $(321,649)   $4,648   $11,601,784  $(28,418)   $11,256,365

Unrealized gains on marketable
 securities held for sale              -          -          -        33,352         33,352

Net Loss                          (3,347)         -       (331,359)        -       (334,706)

Balance at September 30, 1995  $(324,996)    $4,648    $11,270,425  $  4,934    $10,955,011

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended September 30, 1995 and 1994

                                                         1995            1994

Net cash used for operating activities              $ (129,422)       $ (64,637)

Cash flows from investing activities:
	Cash distributions received from Local
                Limited Partnerships                         -            2,000
        Purchases of marketable securities            (979,735)      (1,716,456)
	Proceeds from sales and maturities of
                marketable securities                  875,948        1,788,900
Net cash provided by (used for) investing activities  (103,787)          74,444

Net increase (decrease) in cash and cash
        equivalents                                   (233,209)           9,807

Cash and cash equivalents, beginning                   308,216           44,790

Cash and cash equivalents, ending                  $    75,007       $   54,597

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


1. Marketable Securities

A summary of marketable securities is as follows:

                                                    Gross        Gross
                                                  Unrealized   Unrealized      Fair
                                      Cost           Gains      Losses         Value
Debt securities issued by the
	US Treasury and
	other US Government
        corporations and agencies  $1,555,721     $ 6,807      $ (6,022)    $ 1,556,506

Mortgage backed securities            250,187         620          (264)        250,543

Other debt securities                 389,270       4,582          (789)        393,063

Marketable securities
  at September 30, 1995            $2,195,178     $12,009      $ (7,075)    $ 2,200,112

Debt securities issued by the
	US Treasury and
	other US Government
        corporations and agencies  $1,132,567     $     -      $(12,169)    $ 1,120,398

Mortgage backed securities            526,319       1,763       (17,040)        511,042

Other debt securities                 435,868       1,143        (2,115)        434,896

Marketable securities
     at March 31, 1995             $2,094,754     $ 2,906      $(31,324)    $ 2,066,336

The contractual maturities at September 30, 1995 are as follows:

                                                                                  Fair
                                                 Cost                    Value

Due in one year or less                     $    239,448              $   239,662
Due in one year to five years                  1,495,879                1,497,349
Due in five to ten years                         209,664                  212,558
Mortgage backed securities                       250,187                  250,543
                                            $  2,195,178              $ 2,200,112

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $876,000 during the six months ended September 30, 1995. Included in investment income are gross gains of $3,730 and gross losses of $7,094 which were realized on these sales.


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

The following is a summary of Investments in Local Limited Partnerships:


                                                                        September 30,
                                                                            1995
                                                                         (Unaudited)
Capital contributions to Local Limited
  Partnerships and purchase price paid to
  withdrawing partners of Local Limited
  Partnerships                                                          $  36,651,930

Cumulative equity in losses of Local
  Limited Partnerships (excluding cumulative unrecognized
  losses of $8,252,696)                                                   (29,683,344)

Cumulative cash distributions received
  from Local Limited Partnerships                                          (1,071,108)

Investments in Local Limited Partnerships
  before adjustment                                                         5,897,478

Excess of investment cost over the
  underlying net assets acquired:

      Acquisition fees and expenses                                         4,770,577

      Accumulated amortization of acquisition
         fees and expenses                                                   (920,367)

Investments in Local Limited Partnerships                                   9,747,688

Provision for valuation of Investments in
        Local Limited Partnerships                                         (1,059,165)
                                                                        $   8,688,523

The prior three years' financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership has invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant losses in the prior three years, has severe liquidity problems and recurring cash deficits.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Investments in Local Limited Partnerships (continued)

Pebble Creek continues to operate at a deficit due to occupancy problems and high maintenance expenses. These factors, among others, raise substantial doubts as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a provision for valuation of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This provision has been adjusted to $786,165 in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue through September 30, 1995. The Partnership has also provided a provision for valuation of $273,000 for its investment in one other Local Limited Partnership, Graver Inn, because there is evidence of a non-temporary decline in the amount of its investment.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - June 30, 1995 (Unaudited)

Assets:
        Investment property, net                  $ 112,877,565
        Current assets                                4,957,454
        Other assets                                  8,679,133
                Total Assets                      $ 126,514,152

Liabilities and Partners' Deficit:
        Current liabilities                       $   4,197,679
        Long-term debt                              112,866,273
        Other liabilities                            12,890,495
                Total Liabilities                   129,954,447

Partners' Deficit                                    (3,440,295)
Total Liabilities and Partners' Deficit           $ 126,514,152

Summarized Income Statements - For the
six months ended June 30, 1995 (Unaudited)

Revenue:
        Rental                                    $  10,032,247
        Other                                           935,581
                Total Revenue                        10,967,828

Expenses:
        Operating                                     4,828,847
        Interest                                      5,219,060
        Depreciation and amortization                 2,556,840
                Total Expenses                       12,604,747

Net Loss                                          $  (1,636,919)

Partnership's share of Net Loss                   $  (1,618,807)
Other Partners' share of Net Loss                 $     (18,112)

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Investments in Local Limited Partnerships (continued)

For the six months ended September 30, 1995, the Partnership has not recognized $1,163,635 of equity in losses relating to twelve Local Limited Partnerships where cumulative equity in losses exceeded its total investments.


3.	Other Matters

As previously reported, Terrace Housing Associates, Ltd. ("Terrace"), Rolling Green Associates, Ltd. ("Rolling Green"), and 2225 New York Ave. Ltd. ("Pebble Creek") successfully obtained summary judgments against HUD rolling back their rents. Terrace Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-786-T (W.D. Okla.), Rolling Green Housing Associates, Ltd. v. Cisneros, et al., Civ. 92-1372-T (W.D. Okla.) and 2225 New York Ave. Ltd. v. Cisneros, et al., Civ. Action No. 4-92CV560Y (N.D. Tex.). Terrace, Rolling Green and Pebble Creek are subsidized under the Mod Rehab Program. On August 9, 1994, and then again on November 18, 1994, inclear and strong rulings, the U.S. Courts of Appeals for the Tenth Circuit and the Fifth Circuit, each respectively affirmed the U.S. District Courts rulings in Terrace, Rolling Green, and Pebble Creek.

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

In summary, the settlement agreement provides that if certain criteria are met, the mortgages on the Mod Rehab properties will be refinanced; debt service savings will then be passed along to HUD in the form of reduced Section 8 payments. In return, HUD has agreed to release any and all rent rollback or ineligible unit/relocation claims for Mod Rehab properties which participate in the settlement. In addition, HUD has agreed to promptly pay certain rent adjustments which it has previously withheld from certain Mod Rehab Program Properties. The General Partner believes that the settlement is favorable to the Partnership and its Properties. Some Mod Rehab Program Properties involved in litigation have received money consisting of rental rollbacks or ineligible unit/relocation claims which was previously withheld by HUD.

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

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $75,007, compared with $308,216 at March 31, 1995. The decrease is primarily attributable to net cash used for operations and purchases of marketable securities, partially offset by proceeds received from sales and maturities of marketable securities.

Approximately $1,963,000 of the Gross Proceeds has been reserved and invested in various securities. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specific investment. Thus, at September 30, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnerships which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.


Cash Distributions

No cash distributions were made during the quarter ended September 30, 1995. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of Partnership's funds, at money market rates, prior to the limited funds being contributed to the Partnership's Local Limited Partnership investment.

In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

For the three and six months ended September 30, 1995, the Partnership operations resulted in net income of $254,548 and a net loss of $334,706, as compared to net losses of $607,331 and $1,143,878 for the respective periods in 1994. The change to a net income position for the three month period and the improved net loss position during the six month period is attributable to a decrease in equity in losses of Local Limited Partnerships, an adjustment to the provision for valuation of investments in Local Limited Partnerships, an increase in investment revenue and a slight decrease in general and administrative expenses.

The decrease in the equity in losses of Local Limited Partnerships is due to receipt of rent rollback and ineligible unit/relocation claims which were previously withheld by HUD. The provision for valuation of investments in Local Limited Partnerships reflects the current period equity in losses and amortization attributable to one Local Limited Partnership.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Investment revenue increased due to favorable market conditions.
General and administrative expenses decreased due to the management's efforts to contain investor reporting costs and legal fees.

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

At Pebble Creek, continued deficits caused by high security and repair costs, and high turnover has resulted in a mortgage default. An affiliate of the Managing General Partner has become actively involved in discussions with the bondholder on a workout plan to refinance the mortgage and address the mortgage default and deferred maintenance issues. As previously reported, the Local General Partners have expressed their desire to sell their ownership interests in the property. At this time, the Managing General Partner is working with them to reach an agreement.

As previously reported, a lawsuit seeking $225,000 in damages has been filed against The New Medford Hotel, located in Medford, Oregon. The lawsuit resulted from a contractor dispute relating to the reconstruction work undertaken at the building after a fire in 1990. The Local General Partner has recently entered into a settlement agreement which calls for a $50,000 payment to be paid from property reserves.

As previously reported, Logan Plaza, located in New York, New York, has experienced cash flow deficits due principally to the area's economic slow-down and a decline in the rental market. The Local General Partner has been working to increase occupancy and rental income and to contain operating expenses; as a result, the property continues to show improvement as it operated close to break-even for the first half of 1995. The Local General Partner has reached preliminary agreement with the lender to refinance the property's mortgage and a closing is expected by year-end.

Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Cass House has recently received approval for the additional subsidy while Verdean Gardens has just started the application process. Under the existing subsidy agreements, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit.

At Hughes Apartments, located in Mandan, North Dakota, rental losses due to flood damage have resulted in a mortgage default. An affiliate of the Managing General Partner has entered into an agreement to replace the current Local General Partner. Additionally, a forbearance agreement with the lender has been entered into which will provide debt relief for the property. The agreement requires the contribution of approximately $180,000 in fund reserves to make necessary capital improvements and partially cure the default.

It was previously reported that an affiliate of The Boston Financial Group Limited Partnership had been negotiating to purchase the Local General Partner interests in five properties in which the Partnership has invested in (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. It now appears that this transaction will not occur. Instead, the Local General Partner will retain their interests in the Colorado Partnerships and Boston Financial will continue to act as property manager for these properties.

PART II	OTHER INFORMATION

Items 1-4	Not applicable


Item 5.	Other Information

Changes in Registrant's Certifying Accountant

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. Reports on the financial statements of the registrant by Arthur Andersen for the years ending March 31, 1995 and 1994, respectively, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the years ending March 31, 1995 and 1994, respectively, and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The firm of Coopers & Lybrand LLP has been engaged as principal accountant to audit the registrant's financial statements.

Item 6.	Exhibits and reports on Form 8-K

	(a)	Exhibits - Letter to the Commission from former accountant

	(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                (A Limited Partnership)

EXHIBIT

Item 6. (a)  Letter to Commission from former accountant


November 13, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.


We have read Item 5 in the attached Form 10-Q dated November 13, 1995 of Boston Financial Qualified Housing Limited Partnership, Commission File No. 0-16796, to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,

Arthur Andersen LLP

BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                       (A Limited Partnership)


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 13, 1995	BOSTON FINANCIAL QUALIFIED HOUSING
                                LIMITED PARTNERSHIP

                        By:     29 Franklin Street, Inc.,
                                its Managing General Partner




                                /s/ Georgia Murray
                                Georgia Murray
                                A Managing Director, Treasurer
                                and Chief Financial Officer