Form 10-Q
period 1995-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1996-02-14
CIK 810663

February 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended December 31, 1995
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller








QH1-10Q3.DOC

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

                For the quarterly period ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the transition period from        to
For Quarter Ended December 31, 1995   Commission file number  0-16796

             Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

  Delaware                                 04-2947737
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)          Identification No.)


 101 Arch Street, Boston, Massachusetts      02110-1106
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code  (617)439-3911

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

                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                Page No.

Item 1. Financial Statements

         Balance Sheets - December 31, 1995 (Unaudited)
            and March 31, 1995                                     1

         Statements of Operations (Unaudited) - For the Three and
            Nine Months Ended December 31, 1995 and 1994           2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1995            3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1995 and 1994                4

         Notes to Financial Statements (Unaudited)                 5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       9

PART II - OTHER INFORMATION

Items 1-6                                                         12
SIGNATURE                                                         13

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)


                                 BALANCE SHEETS

                                                       December 31,   March 31,
                                                          1995        1995
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                          $    315,035          $    308,216
   Other current assets                                                     87,152                25,339
                                                                      ------------          ------------
     Total current assets                                                  402,187               333,555

Marketable securities (Note 1)                                           2,038,798             2,066,336
Investments in Local Limited Partnerships
   (net of provision for valuation of $902,407
   at December 31, 1995 and $1,297,574 at
   March 31, 1995) (Note 2)                                              8,141,733             8,958,277
                                                                      ------------          ------------
     Total Assets                                                     $ 10,582,718           $11,358,168
                                                                      ============          ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable and accrued expenses                              $     26,814          $     90,057
   Reimbursements due to affiliates                                         10,685                11,746
                                                                      ------------          ------------
     Total current liabilities                                              37,499               101,803


Partners' Equity                                                        10,545,219            11,256,365
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $ 10,582,718           $11,358,168
                                                                      ============           ===========

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 1995 and 1994
                                   (Unaudited)


                                          Three Months Ended                         Nine Months Ended
                                     December 31,          December 31,         December 31,          December 31,
                                         1995                  1994                 1995                  1994
                                    -------------         -------------         -------------        ---------

Revenues:
   Other                            $     141,470         $       1,350         $     147,069        $       9,700
   Investment                              38,236                23,830               102,809               30,897
                                    -------------         -------------         -------------        -------------
       Total Revenue                      179,706                25,180               249,878               40,597
                                    -------------         -------------         -------------        -------------

Expenses:
   General and administrative
      (includes reimbursements to
      affiliates in the amounts of
      $95,457 and $81,395 in
      1995 and 1994, respectively)         34,432                59,356               169,556              220,734
   Amortization                            27,451                27,625                80,442               82,878
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships       (156,758)              (78,827)             (395,167)            (225,986)
                                    -------------         -------------         -------------        -------------
       Total Expenses                     (94,875)                8,154              (145,169)              77,626
                                    -------------         -------------         -------------        -------------

Income (Loss) before equity in
   losses of Local
   Limited Partnerships                   274,581                17,026               395,047              (37,029)

Equity in losses of
   Local Limited Partnerships            (703,200)             (534,812)           (1,158,372)          (1,624,635)
                                    -------------         -------------         -------------        -------------

Net Loss                            $    (428,619)        $    (517,786)        $    (763,325)       $  (1,661,664)
                                    =============         =============         =============        =============

Net Loss allocated:
   To General Partners              $      (4,286)        $      (5,178)        $      (7,633)       $     (16,617)
   To Limited Partners                   (424,333)             (512,608)             (755,692)          (1,645,047)
                                    -------------         -------------         -------------        -------------
                                    $    (428,619)        $    (517,786)        $    (763,325)       $  (1,661,664)
                                    =============         =============         =============        =============

Net Loss per Limited
   Partnership Unit (50,000 Units)        $(8.48)              $ (10.25)              $(15.11)           $  (32.90)
                                          ======               ========               =======            =========


The accompanying notes are an integral part of these financial statements.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1995

                                                                                              Net
                                                           Initial        Investor        Unrealized
                                           General         Limited         Limited           Gains
                                           Partners       Partners        Partners         (Losses)        Total

Balance at March 31, 1995                 $(321,649)       $4,648        $11,601,784       $(28,418)    $11,256,365

Net unrealized gains on marketable
   securities held for sale                        -            -                  -         52,179          52,179

Net Loss                                      (7,633)           -           (755,692)             -        (763,325)
                                         -----------       ------       ------------      ---------    ------------

Balance at December 31, 1995             $  (329,282)      $4,648       $ 10,846,092      $  23,761    $ 10,545,219
                                         ===========       ======       ============      =========    ============

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1995 and 1994


                                                                               1995                  1994
                                                                          -------------         -------------

Net cash used for operating activities                                     $    (48,568)          $  (175,993)
                                                                           ------------           -----------

Cash flows from investing activities:
   Investment in Local Limited Partnerships                                     (36,353)                    -
   Cash distributions received from Local
     Limited Partnerships                                                         9,250                 7,500
   Purchases of marketable securities                                        (1,547,205)           (1,926,222)
   Proceeds from sales and maturities of
     marketable securities                                                    1,629,695             2,586,151
                                                                           ------------           -----------
Net cash provided by investing activities                                        55,387               667,429
                                                                           ------------           -----------

Net increase in cash and cash
   equivalents                                                                    6,819               491,436

Cash and cash equivalents, beginning                                            308,216                44,790
                                                                           ------------           -----------

Cash and cash equivalents, ending                                          $    315,035           $   536,226
                                                                           ============           ===========


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)


               NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                Gross             Gross
                                                             Unrealized       Unrealized           Fair
                                              Cost              Gains             Losses           Value

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $  1,394,668          $  18,797      $     (2,407)     $  1,411,058

Mortgage backed securities                    248,957              2,743                 -           251,700

Other debt securities                         371,412              5,056              (428)          376,040
                                         ------------          ---------      ------------      ------------

Marketable securities
   at December 31, 1995                  $  2,015,037          $  26,596      $     (2,835)     $  2,038,798
                                         ============          =========      ============      ============

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies              $ 1,132,567           $     -       $  (12,169)     $ 1,120,398

Mortgage backed securities                    526,319             1,763          (17,040)         511,042

Other debt securities                         435,868             1,143           (2,115)         434,896
                                          -----------           -------       ----------     ------------

Marketable securities
   at March 31, 1995                      $ 2,094,754           $ 2,906       $  (31,324)    $  2,066,336
                                          ===========           =======       ==========     ============

The contractual maturities at December 31, 1995 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in one year or less                                                      $         -     $         -
Due in one year to five years                                                  1,556,416       1,574,473
Due in five to ten years                                                         209,664         212,625
Mortgage backed securities                                                       248,957         251,700
                                                                             -----------     -----------
                                                                             $ 2,015,037     $ 2,038,798
                                                                             ===========     ===========

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $1,630,000 during the nine months ended December 31, 1995. Included in investment income are gross gains of $9,950 and gross losses of $7,177 which were realized on these sales.

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

The following is a summary of Investments in Local Limited Partnerships:

                                                                                     December 31,
                                                                                       1995
                                                                                   (Unaudited)
Capital contributions to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                   $ 36,688,283

Cumulative equity in losses of Local
   Limited Partnerships (excluding
    cumulative unrecognized losses of $8,739,462)                                  (30,386,544)

Cumulative cash distributions received
   from Local Limited Partnerships                                                  (1,080,358)

Investments in Local Limited Partnerships
   before adjustment                                                                 5,221,381

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                 4,770,577

   Accumulated amortization of acquisition
     fees and expenses                                                             (947,818)

Investments in Local Limited Partnerships                                         9,044,140

Provision for valuation of Investments in
   Local Limited Partnerships                                                      (902,407)
                                                                                 $8,141,733

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Pebble Creek continues to operate at a deficit and has defaulted on its mortgage due to occupancy problems and high maintenance expenses. These factors, among others, raise substantial doubts as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a provision for valuation of $1,885,841 against its investment in 2225New York Avenue at March 31, 1992. This provision has been adjusted to $629,407 in the financial statements to reflect the Partnership's share of net losses of 2225 New York Avenue through December 31, 1995. The Partnership has also provided a provision for valuation of $273,000 for its investment in one other Local Limited Partnership, Graver Inn, because there is evidence of a non-temporary decline in the amount of its investment.


Summarized Balance Sheets - September 30, 1995 (Unaudited)

Assets:
   Investment property, net                                                               $   109,861,075
   Current assets                                                                               4,722,444
   Other assets                                                                                 8,863,526
                                                                                          ---------------
       Total Assets                                                                       $   123,447,045
                                                                                          ===============

Liabilities and Partners' Deficit:
   Current liabilities                                                                    $     4,866,407
   Long-term debt                                                                             111,000,701
   Other liabilities                                                                           14,816,059
                                                                                          ---------------
       Total Liabilities                                                                      130,683,168

Partners' Deficit                                                                              (7,236,123)
                                                                                          ---------------
Total Liabilities and Partners' Deficit                                                   $   123,447,045
                                                                                          ===============

Summarized Income Statements - For the
nine months ended September 30, 1995 (Unaudited)

Revenue:
   Rental                                                                                 $   15,228,572
   Other                                                                                         935,581
                                                                                          --------------
       Total Revenue                                                                          16,164,153

Expenses:
   Operating                                                                                   7,387,118
   Interest                                                                                    7,831,637
   Depreciation and amortization                                                               3,785,077
                                                                                          --------------
         Total Expenses                                                                       19,003,832

Net Loss                                                                                  $   (2,839,679)
                                                                                          ==============

Partnership's share of Net Loss                                                           $   (2,808,773)
                                                                                          ==============
Other Partners' share of Net Loss                                                         $      (30,906)
                                                                                          ==============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

For the nine months ended December 31, 1995, the Partnership has not recognized $1,650,401 of equity in losses relating to twelve Local Limited Partnerships where cumulative equity in losses exceeded its total investments.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents of $315,035, compared with $308,216 at March 31, 1995. The decrease is primarily attributable to net cash used for operations and purchases of marketable securities, partially offset by proceeds received from sales and maturities of marketable securities and distributions received from Local Limited Partnerships.

The Managing General Partner initially allocated 5% of the Gross Proceeds to reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. Approximately $2,101,000 of the Gross Proceeds has been reserved and invested in various securities. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations and any contingencies that may arise.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specific investment. Thus, at December 31, 1995, the Partnership had no contractual or other obligation to any Local Limited Partnerships which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1995. In prior years, cash available for distribution was derived from the interest earned on the temporary investment of Partnership's funds, at money market rates, prior to the limited funds being contributed to the Partnership's Local Limited Partnership investment.

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

Results of Operations

For the three and nine months ended December 31, 1995, the Partnership operations resulted in a net losses of $428,619 and $763,325, as compared to net losses of $517,786 and $1,661,664 for the respective periods in 1994. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, an adjustment to the provision for valuation of investments in Local Limited Partnerships, an increase in investment revenue and a decrease in general and administrative expenses.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Investment  revenue increased due to favorable market conditions during the
1995  period.   General  and  administrative   expenses  decreased  due  to  the
management's efforts to contain certain partnership administrative costs.

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

At Hughes Apartments, located in Mandan, North Dakota, rental losses due to flood damage resulted in a mortgage default. Effective October 27, 1995, an affiliate of the Managing General Partner has replaced the Local General Partner and construction has begun to repair the damaged units. Additionally, the mortgage default was cured by a forbearance agreement with the lender which will provides debt relief for the property. The agreement required the contribution of approximately $180,000 in fund reserves to make necessary capital improvements.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6.       Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports  on Form 8-K - No  reports  on Form  8-K were filed during the quarter ended December 31, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   February 13, 1996     BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                          By: 29 Franklin Street, Inc.,
                              its Managing General Partner

                                  /s/ Georgia Murray
                                 Georgia Murray
                                 A Managing Director, Treasurer
                                 and Chief Financial Officer