Form 10-K
period 1996-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1996-06-28
CIK 810663

June 28, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Qualified Housing Limited Partnership
       Form 10-K Annual Report for the Year Ended March 31, 1996
       File Number 0-16796
       Filing Fee Account Number 0000810663



Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report. A check in the amount of $250 in payment of the filing fee has been deposited to your account, number 9108739, at Mellon Bank.


Very truly yours,


/s/ Marie D.Reynolds
Marie D. Reynolds
Assistant Controller

QH110K-K.96

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended                          Commission file number
   March 31, 1996                                           0-16796

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

  Delaware                                                04-2947737
 (State of organization)                                (I.R.S. Employer
                                                         Identification No.)
 101 Arch Street, 16th Floor
 Boston, Massachusetts                                   02110-1106
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.

                        $50,000,000 as of March 31, 1996

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

                                                        Part of Report on
                                                         Form 10-K into
                                                        Which the Document
Documents incorporated by reference                      is Incorporated

Post-Effective Amendments Nos. 1 through 3
 to the Form S-11 Registration Statement,
 File # 33-11910                                            Part I, Item 1

Report on Form 8-K filed on July 7, 1988                    Part I, Item 1

Report on Form 8-K filed on January 20, 1989                Part I, Item 1

Acquisition Reports                                         Part I, Item 1

Prospectus - Sections Entitled:

     "Other Government Assistance Programs"                Part II, Item 7

     "Estimated Use of Proceeds"                           Part III, Item 13

     "Management Compensation and Fees"                    Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                      Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1996

                                TABLE OF CONTENTS



PART 1                                                            Page No.

       Item 1    Business                                           K-3
       Item 2    Properties                                         K-6
       Item 3    Legal Proceedings                                  K-13
       Item 4    Submission of Matters to a
                     Vote of Security Holders                       K-13

PART II

       Item 5    Market for the Registrant's Units
                    and Related Security Holder Matters             K-14
       Item 6    Selected Financial Data                            K-15
       Item 7    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations             K-16
       Item 8    Financial Statements and Supplementary Data        K-18
       Item 9    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure          K-18

PART III

       Item 10   Directors and Executive Officers
                    of the Registrant                               K-19
       Item 11   Management Remuneration                            K-20
       Item 12   Security Ownership of Certain Beneficial
                    Owners and Management                           K-21
       Item 13   Certain Relationships and Related
                    Transactions                                    K-21

PART IV

       Item 14   Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K                            K-23


SIGNATURES                                                          K-24

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

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. On October 27, 1995, an affiliate of the Partnership's Managing General Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. As a result, the Partnership is deemed to have control over Hughes and commencing on November 1, 1995, the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. This change only affects the presentation of the Partnership's financial condition and operating results, not the business of the Partnership.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
 Properties owned by                                                 Date
  Local Limited                                                    Interest
 Partnerships                 Location                            Acquired
- ---------------------         ---------------------             -------------

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


* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Hazel-Winthrop, Logan Plaza and Boulevard Commons, in which the Partnership has a 98% interest, a 98.99% interest and a 98.974% interest. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Under the terms of the Partnership Agreement, the Partnership initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such reserves from time to time, as it deems appropriate. As of March 31, 1996, the Managing General Partner has designated approximately $2,043,000 of cash, cash equivalents and marketable securities as such reserve. Approximately $264,000 has been paid for legal fees and related expenses in connection with the Mod Rehab issue as previously reported. Additionally, the Partnership has paid approximately $152,000 of tax credit adjusters to certain Local Limited Partnerships as a result of their generating higher than expected Tax Credits to be passed through to investors. Also, legal fees relating to various property issues totaling approximately $66,000 have been paid from reserves.

The Partnership's primary source of working capital is investment income earned on the reserves. Additionally, the Partnership expects to receive distributions from cash flows from operations of its Local Limited Partnership interests in future years. It is expected that these sources of funds will provide adequate working capital to the Partnership.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1996, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor, and Sierra Point Limited Partnerships, representing 29.7%, have Phillip Abrams Ventures, Inc. and PWD, Inc., as Local General Partners; (ii) Graver Inn, Barrington Manor, Hughes, 600 Dakota and Duluth Limited Partnerships, representing 4.35%, have Jerry L. Meide and RABB, Inc. as General Partners; (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.65%, have WHP Holdings, Inc. as the Local General Partner; (iv) Delmar, Trenton and Lakeview Heights Limited Partnerships, representing 2.58%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (v) Bingham, Birmingham, and New Sweden Limited Partnerships, representing 1.95%, have Charles B. Mattson and Todd Mattson as Local General Partners; (vi) Cass House and Verdean Gardens Limited Partnerships, representing 12.4%, have Cruz Development Corporation as Local General Partners; and (vii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnership, representing 2.73% have Michael
G. Kistler and William E. Johnson as General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; and iii) or loans that have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.


                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                                              18        175,200        175,200     $  650,000     Section 8             72%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                                            24        240,900        240,900      1,168,691     FmHA                  92%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                                           24        236,520        236,520      1,163,308     FmHA                 100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                                           35        620,500        620,500      2,505,823     None                  94%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                                           212      4,527,850      4,527,850     10,512,596     Section 8             94%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                                             22        300,000        300,000        784,915     Section 8            100%



                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------



Cass House Associates Limited
   Partnership(a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                                           111      2,141,090      2,141,090      8,251,189      None                  95%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                                            50        282,510        282,510      1,477,627      None                  98%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                                          145      1,800,000      1,800,000      3,791,839      Section 8             99%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                                        24        121,910        121,910        597,310      FmHA                  95%

600 Dakota Properties
   Limited Partnership
600 Dakota
Wahpeton, ND                                          28        113,000        113,000        676,153      Section 8             79%

Delmar Housing Associates
   Limited Partnership
Delmar
Gillette, WY                                          16        128,000        128,000        423,220      Section 8             94%



                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------

Duluth Limited Partnership
Duluth
Sioux Falls, SD                                       11       107,000       107,000       261,364     Section 8            97%

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                                       60     1,022,000     1,022,000     3,409,618     Section 8            92%

Graver Inn
   Limited Partnership
Graver Inn
Fargo, ND                                             70       819,500       819,500     2,080,853     Section 8            93%

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                                           30       350,400       350,400     2,130,358     Section 8           100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                                          101     2,048,750     2,048,750     3,567,373     FmHA                100%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                                            47       379,453       379,453     1,210,000     Section 8            96%




                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------


Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                                       83        584,000        584,000      2,844,555     Section 8             98%

Logan Plaza Associates
Logan Plaza
New York NY                                         130      2,240,000      2,240,000     11,337,095     None                  97%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                                          76      1,417,765      1,417,765      3,266,176     Section 8            100%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                                       24        237,250        237,250      1,168,329     FmHA                  96%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                                       352      2,512,941      2,512,941      7,951,425     Section 8             99%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                                       24        128,115        128,115        593,311     FmHA                  90%



                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------


Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                                   36       188,340       188,340       941,419     FmHA                 88%

Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                                         166     1,855,650     1,855,650     4,844,837     Section 8           100%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                                      160     3,016,008     3,016,008     7,221,499     Section 8            95%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                                         209     2,271,751     2,271,751     6,361,818     Section 8            99%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                                       24       121,180       121,180       602,938     FmHA                100%

Terrace Housing Associates,
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK                                  206     1,950,550     1,950,550     5,298,860     Section 8            97%


                                                             Capital Contributions
Local Limited Partnership                                        Total           Paid        Mtge. Loans            Occupancy at
Property Name                                   Number of      Committed at     Through      Payable at    Type of      March 31,
Property Location                               Apt. Units       March 31,     March 31,     December 31,  Subsidy*         1996
                                                                   1996          1996             1995
- ---------------------------------               -----------     -------------------------------------------------    -------------


Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                                  37        237,250        237,250        849,224   Section 8               100%

Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                                    110      2,409,000      2,409,000      7,877,121   None                     86%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                                          57        288,400        288,400      1,483,403   FmHA                     95%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                                        143      1,815,500      1,815,500      4,540,483   Section 8                97%
                                           ------------   ------------   ------------   ------------
                                                2,865     36,688,283     36,688,283    111,844,730

   Less:  Hughes Apartments                                  379,453        379,453      1,210,000
                                                         ------------   ------------   ------------
                                                        $ 36,308,830   $ 36,308,830   $110,634,730
                                                        ============   ============   ============


     *FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide 1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

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

Boulevard Commons is financed by a first mortgage at 10% interest, insured by the U.S. Department of Housing and Urban Development ("HUD"), and was refinanced at 8.875% on April 6, 1995. Principal and interest payments of $74,916 commenced June 1, 1995 and continue to May 1, 2035. In addition to this, there is a junior mortgage payable to the City of Chicago which bears interest at 3% per annum. The maturity date of this note is the later of July 1, 2030, or the retirement of the FHA insured mortgage.

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

As of March 31, 1996, there were 3,330 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1996, 1995 and 1994.

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

                                         March 31,       March 31,      March 31,       March 31,      March 31,
                                          1996           1995           1994           1993              1992

Revenue (D)                        $    191,229     $     77,348     $    204,552     $    176,681     $    177,648
Equity in losses of Local Limited
  Partnerships (D)                   (2,657,886)      (2,732,227)      (3,076,265)      (4,468,387)      (4,312,822)
Net loss                             (2,278,003)      (3,142,627)      (3,048,198)      (4,532,734)      (6,435,819)
  Per Limited Partnership Unit           (45.10)          (62.22)          (60.35)          (89.75)         (127.43)
Cash, cash equivalents and
  marketable  securities (D)          2,676,948        2,374,552        2,324,577        2,299,837        2,342,896
Investment in Local Limited
  Partnerships, at original cost     41,458,860       41,422,507       41,422,507       41,422,507       41,422,507
Total assets (A)                     10,458,754       11,358,168       14,487,572       17,626,031       22,072,094
Cash distribution (C)                       --               --               --               --            202,270
  Per Limited Partnership Unit (C)          --               --               --               --               4.00
Other Data:
Passive loss (B)                    (6,502,105)      (6,757,956)      (7,213,910)      (7,195,871)      (8,849,490)
  Per Limited Partnership Unit (B)     (128.74)         (133.81)         (142.84)         (142.48)         (175.22)
Portfolio income (B)                   442,059          321,042          420,572          609,370          607,908
  Per Limited Partnership Unit (B)        8.75             6.36             8.33            12.07            12.04
Low-Income Housing
  Tax Credits (B)                    7,652,372        7,512,822        7,490,806        7,479,988        7,522,003
  Per Limited Partnership Unit (B)      151.31           148.55           148.11           147.89           148.74
Local Limited Partnership interests
  owned at end of period                    34               34               34               34               34


(A) Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1995, 1994, 1993, 1992 and 1991, represents the amount distributed to individual investors based upon 50,000 outstanding Units. Corporate investors received Low-Income Housing Tax Credits of $161.23, $158.40, $158.11, $157.89 and 158.40
         per Unit in 1995, 1994, 1993, 1992 and 1991, respectively.

(C)      The cash distribution represents a return of capital.

(D) March 31, 1996 revenue includes $28,827 of rental and other revenues from Hughes Apartments that is included in the combined revenue of the Statement of Operations.

         March 31, 1996 equity in losses of Local Limited Partnerships does not include $13,329 of losses from Hughes Apartments that have been combined with the Partnership's loss in the Statements of Operations

         March 31, 1996 cash and cash equivalents, and marketable securities include $26,084 of cash equivalents from Hughes Apartments that has been combined with the Partnership in the Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1996, the Partnership cash and cash equivalents of $678,567 compared with $308,216 at March 31, 1995. The increase is attributable to cash distributions received from Local Limited Partnerships and proceeds from the sales and maturities of securities in excess of cash expenditures for the purchase of marketable securities, partially offset by cash used for operations.

At March 31, 1996, approximately $2,043,000 of cash, cash equivalents and marketable securities has been designated as reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions to Limited Partners were made during the three years ended March 31, 1996. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1996 versus 1995

The Partnership's results of operations for the year ended March 31, 1996 resulted in a net loss of $2,278,003, as compared to a net loss of $3,142,627 for the same period in 1995. The improved net loss position is primarily attributable to the Mod Rehab Settlement, which resulted in reimbursement of legal costs incurred by the Partnership on behalf of the Mod Rehab Program Properties, as well as an increase in investment revenue due to improved market conditions and an adjustment to the reserve for valuation of investments in Local Limited Partnerships.

1995 versus 1994

The Partnership's operating results for the year ended March 31, 1995 resulted in a net loss of $3,142,627, as compared to a net loss of $3,048,198 for the same period in 1994. The slight increase is primarily attributable to an increase in the provision for valuation of Investments in the Local Limited Partnerships and a decline in investment income resulting from lower investment rates. These increases were partially offset by a decline in equity in losses of Local Limited Partnerships.

The increase in the adjustment to reserve for valuation of Investments in Local Limited Partnerships is the result of a $273,000 reserve against the Partnership's investment in one Local Limited Partnership. Partially offsetting this amount is a decrease in the reserve amount related to 2225 New York Avenue, L.P. equal to the loss incurred during the year ended December 31, 1994.

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

Low-Income Housing Tax Credits

The 1995, 1994 and 1993 Low-Income Housing Tax Credits per Unit for individuals were $151.31, $148.55 and $148.11, respectively. The 1995, 1994 and 1993
Low-Income Housing Tax Credits per Unit for corporations were $161.23, $158.40 and $158.11, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits are expected to remain stable for the two years subsequent to 1995 and then they are expected to decrease as certain properties reach the end of the ten-year credit period.

Property Discussions

Limited Partnership interests have been acquired in thirty-four Local Limited Partnerships which own and operate rental properties located in nineteen states. Fourteen of the properties with 774 apartments were newly constructed and twenty of the properties with 2,091 apartments were rehabilitated. All of the properties have completed construction or rehabilitation and initial rent-up.

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

At Pebble Creek, continued deficits caused by high security and repair costs, and high turnover has resulted in a mortgage default. An affiliate of the Managing General Partner had become actively involved in discussions with the bondholder on a workout plan to refinance the mortgage and address the mortgage default and deferred maintenance issues. Despite these efforts, the loan has recently been assigned to HUD. Because of the level of Section 8 subsidy, only state and local housing agencies, or qualified non-profits will be able to bid on the mortgage. As previously reported, the Local General Partners have expressed their desire to sell their ownership interests in the property. However, they are not actively pursuing such a sale. The carrying value of the Partnership's investment in this Local Limited Partnership is zero at March 31, 1996.

Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break even in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies. The restructuring for Cass House closed in June 1996; the closing for Verdean Gardens is expected to occur by September 1996. Both restructurings will require contributions from Partnership reserves. Under the existing subsidy agreements, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at March 31, 1996.

At Hughes Apartments, located in Mandan, North Dakota, rental losses due to flood damage resulted in a mortgage default. Effective October 27, 1995, an affiliate of the Partnership's Managing General Partner replaced the Local General Partner. Construction to repair the damaged units is ongoing, and occupancy has increased partly because the local Housing Authority has reinstated Hughes on their resident referral list. The Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the default and fund capital repairs. A portion of the capital repairs will be funded from Partnership reserves.

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


Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1996, 1995 and 1994.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. Reports on the financial statements of the registrant by Arthur Andersen LLP for the years ending March 31, 1995 and 1994, respectively, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the years ending March 31, 1995 and 1994, respectively, and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner" or "Franklin, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner resigned his position effective June 30, 1995.

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

Georgia Murray, age 45, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial and a member of its Board of Directors. Ms. Murray currently serves on the firm's senior leadership team, and oversees the firm's efforts in structuring tax credit investments for corporate investors. Previously she managed Boston Financial's Investment Real Estate, Asset Management, and Property Management divisions. She is a member of the Board of Directors of the General Partner of Boston Financial. She also serves as a director of Atlantic Bank and Trust Company.

Fred N. Pratt, Jr., age 51, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of Directors of the General Partner of Boston Financial.

William E. Haynsworth, age 56, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the Board of Directors of the General Partner of Boston Financial and senior leadership team, participating in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 52, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an investment broker by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 as a Vice
President in the real estate investment marketing area and was named a Senior Vice President in 1986. He currently participates in marketing the firm's Institutional Tax Credit product.

Peter G. Fallon, Jr., age 57, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President with responsibility for marketing the firm's Institutional Tax Credit product.

Donna C. Gibson, age 54, who previously served as Chairman of the Commonwealth of Massachusetts Board of Registration for Real Estate Brokers and Salesmen, and as President of Community Workshop, Inc., joined Boston Financial Property Management in 1978. She was a Vice President of Hunneman & Company, Inc., a Boston real estate firm, for fifteen years, and from 1976 to 1978 she was a Senior Management Analyst for the Massachusetts Housing Finance Agency. She is a member of the firm's senior leadership team and oversees the administration and financial control of Boston Financial's Property Management division. She is a member of the Board of Directors of the General Partner of Boston Financial.

Randolph G. Hawthorne, age 46, is a graduate of Massachusetts Institute of Technology and Harvard Graduate School of Business. He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of Boston Financial and a member of the Board of Directors, Mr. Hawthorne's primary responsibility is the structuring of real estate investments and the development of new business opportunities. He serves as Vice Chairman of the National Multi-Family Housing Council and is a former president of the National Housing and Rehabilitation Association.

A. Harold Howell, age 55, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time he has been active in the overall administration of Boston Financial and its affiliates, but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's property management division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and a member of the Board of Directors of the General Partner of Boston Financial, involved in the overall management of the firm. Mr. Howell recently spent a two-year sabbatical from Boston Financial as a Visiting Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded international M.B.A. program in Barcelona, Spain. While there he taught courses in business strategy and real estate finance.


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

As of March 31, 1996, Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

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


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ended March 31, 1996 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, Boston Financial Property Management, an affiliate of the Managing General Partner, serves as property management agent for one of the properties in which the Partnership invested.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. As of March 31, 1996, selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which was reimbursed to an affiliate of the General Partner. These costs are fully amortized as of March 31, 1996. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1996.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited
Partnerships. Acquisition fees total 8% of the gross offering proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals, and accounting fees and expenses. As of March 31, 1996, acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 at March 31, 1996 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1996.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1996 are as follows:

                                      1996              1995              1994
                                  -------------      ------------     ---------
    Salaries and benefits expense
         reimbursements            $ 146,464          $135,847         $119,268


Property Management Fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages four of the five properties owned by the Colorado Partnerships. The property management fee charged to each property is equal to 5% of property gross revenues. BFPM earned fees in each of the three years ended March 31, 1996 are as follows

                                    1996              1995              1994
                                 -------------      ------------     ---------

       Property Management Fees    $ 181,269          $189,800         $186,882



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions made to partners.

No cash distributions were paid to the General Partners in each of the three years ended March 31, 1996.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1996 is presented in Note 5 to the Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule, and the auditors' reports relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

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

       (a)(3)(b)Reports on Form 8-K
                No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

       (a)(3)(c) Exhibits

                                                         Page Number or
Number and Description in Accordance with                 Incorporation
  Item 601 of Regulation S-K                              by Reference to

    28.  Additional Exhibits

          (a)   28.1 Reports of Other Independent Auditors

          (b)   Audited financial statements of
                Local Limited Partnerships

                1.   Boulevard Commons

(a)(3)(d)  None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:29 Franklin Street, Inc.
           its Managing General Partner



     By:   /s/William E. Haynsworth                        Date: June 28, 1996
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:   /s/William E. Haynsworth                        Date: June 28, 1996
           William E. Haynsworth,
           Managing Director, Vice President and
           Chief Operating Officer




     By:   /s/Fred N Pratt, Jr.                            Date: June 28, 1996
           Fred N Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

          Annual Report on Form 10-K For the Year Ended March 31, 1996
                                      Index

                                                                       Page No.

Report of Independent Accountants
     For the year ended March 31, 1996                                       F-2
     For the years ended March 31, 1995 and 1994                             F-3

Combined Financial Statements

     Combined Balance Sheets - March 31, 1996 and 1995                       F-4

     Combined Statements of Operations - Years Ended
     March 31, 1996, 1995 and 1994                                           F-5

     Combined Statements of Changes in Partners' Equity (Deficiency)
     Years Ended March 31, 1996, 1995 and 1994                               F-6

     Combined Statements of Cash Flows - Years Ended
     March 31, 1996, 1995 and 1994                                           F-7

     Notes to Combined Financial Statements                                  F-8

Financial Statement Schedule:

       Schedule III - Real Estate and Accumulated Depreciation              F-21

See also Index to Exhibits on Page K-25 for the financial statements of the Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying combined balance sheet of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1996 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the year ended March 31, 1996. These financial statements and financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. As of March 31, 1996, 74% of total assets, and for the year ended March 31, 1996, 99% of equity in losses of Local Limited Partnerships, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.


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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership, as of March 31, 1996, and the results of its operations and its cash flows for the year ended March 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 19, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying balance sheet of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1995 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit certain of the financial statements of the Local Limited Partnerships for each of the two years ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see
Note 2). The investments in these partnerships represent 79% of the Partnership's assets as of March 31, 1995 and the equity in their losses represent 100% of the equity in loss of the Local Limited Partnerships for each of the two years ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership as of March 31, 1995, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.





Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                COMBINED BALANCE SHEETS - March 31, 1996 and 1995


                                                                                                       1996                 1995
                                                                                                   -------------          --------
                                                                                                      (Note 2)

Assets

Current assets:
   Cash and cash equivalents                                                                        $    678,567       $    308,216
   Tenant security deposits                                                                                4,067               --
   Other current assets                                                                                   67,483             25,339
                                                                                                    ------------       ------------
     Total current assets                                                                                750,117            333,555

Investments in Local Limited Partnerships
   (net of reserve for valuation of
   $787,526 and $1,297,574 in
   1996 and 1995) (Note 4)                                                                             6,447,339          8,958,277
Marketable securities, at fair value (Notes 1 and 3)                                                   1,998,381          2,066,336
Rental property at cost, net of
   accumulated depreciation (Note 6)                                                                   1,135,368               --
Replacement reserve escrow                                                                                 5,816               --
Bond trusts (Note 7)                                                                                      70,140               --
Deferred charges, net of accumulated
   amortization of $29,021 (Note 2)                                                                       51,593               --
                                                                                                    ------------       ------------
     Total Assets                                                                                   $ 10,458,754       $ 11,358,168
                                                                                                    ============       ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliate (Note 5)                                                           $     16,763       $       --
   Accounts payable and accrued expenses                                                                  94,274            101,803
   Current portion of bonds payable (Note 7)                                                             117,975               --
   Accrued interest (Note 7)                                                                              68,819               --
   Tenant security deposits payable                                                                        2,936               --
                                                                                                    ------------       ------------
     Total current liabilities                                                                           300,767            101,803

Bonds payable (Note 7)                                                                                 1,092,025               --
                                                                                                    ------------       ------------
     Total Liabilities                                                                                 1,392,792            101,803
                                                                                                    ------------       ------------

Minority interest in Local Limited Partnership                                                            59,219               --
                                                                                                    ------------       ------------
General, Initial and Investor Limited Partners' Equity                                                 9,006,780         11,284,783
Net unrealized losses on marketable securities                                                               (37)           (28,418)
                                                                                                    ------------       ------------
     Total Partners' Equity                                                                            9,006,743         11,256,365
                                                                                                    ------------       ------------
     Total Liabilities and Partners' Equity                                                         $ 10,458,754       $ 11,358,168

                                                                                                    ============       ============
The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                For The Years Ended March 31, 1996, 1995 AND 1994

                                                                               1996                1995                    1994
                                                                          -------------        -------------             --------
                                                                            (Note 2)


Revenue:
   Rental                                                                   $    22,721           $      --             $      --
   Investment, net (Note 3)                                                     130,960                54,550               120,599
   Other                                                                         37,548                22,798                83,953
                                                                            -----------           -----------           -----------
       Total Revenue                                                            191,229                77,348               204,552
                                                                            -----------           -----------           -----------

Expenses:
   General and administrative (includes
   reimbursements to an affiliate of $146,464,
   $135,847 and $119,268) (Note 5)                                              173,259               321,980               311,171
   Rental operations, exclusive of depreciation                                   8,495                  --                    --
   Interest (Note 7)                                                             19,685                  --                    --
   Depreciation (Note 6)                                                         13,575                  --                    --
   Amortization (Note 2)                                                        106,515               109,621               112,521
   Adjustment to reserve for valuation of
     investments in Local
     Limited Partnerships (Note 4)                                             (510,048)               56,147              (247,207)
                                                                            -----------           -----------           -----------
       Total Expenses                                                          (188,519)              487,748               176,485
                                                                            -----------           -----------           -----------

Income (Loss) before equity in losses
   of Local Limited Partnerships                                                379,748              (410,400)               28,067

Minority interest in loss of
    Local Limited Partnership                                                       135                  --                    --

Equity in losses of Local Limited
   Partnerships (Note 4)                                                     (2,657,886)           (2,732,227)           (3,076,265)
                                                                            -----------           -----------           -----------

Net Loss                                                                    $(2,278,003)          $(3,142,627)          $(3,048,198)
                                                                            ===========           ===========           ===========

Net Loss allocated
   To General Partners                                                      $   (22,780)          $   (31,426)          $   (30,482)
   To Limited Partners                                                       (2,255,223)           (3,111,201)           (3,017,716)
                                                                            -----------           -----------           -----------
                                                                            $(2,278,003)          $(3,142,627)          $(3,048,198)
                                                                            ===========           ===========           ===========

Per Limited Partnership Unit
   (50,000 Units)                                                           $    (45.10)          $    (62.22)          $    (60.35)
                                                                            ===========           ===========           ===========


The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CHANGES IN
                          PARTNERS' EQUITY (DEFICIENCY)
                For the Years Ended March 31, 1996, 1995 AND 1994



                                                                                                          Net
                                                                         Initial      Investor        Unrealized
                                                    General              Limited       Limited           Gains
                                                    Partners            Partners      Partners         (Losses)             Total

Balance at March 31, 1993                       $   (259,741)     $      4,648     $ 17,730,701      $       --        $ 17,475,608

Net Loss                                             (30,482)             --         (3,017,716)             --          (3,048,198)

Net change in unrealized
   losses on marketable
   securities available for sale                        --                --               --             (39,324)          (39,324)
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1994                           (290,223)            4,648       14,712,985           (39,324)       14,388,086

Net Loss                                             (31,426)             --         (3,111,201)             --          (3,142,627)

Net change in unrealized
   losses on marketable
   securities available
   for sale                                               --                --               --              10,906          10,906
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1995                           (321,649)            4,648       11,601,784           (28,418)       11,256,365

Net Loss                                             (22,780)             --         (2,255,223)             --          (2,278,003)

Net change in unrealized
   losses on marketable
   securities available
   for sale                                              --                --               --              28,381            28,381
                                                ------------      ------------     ------------      ------------      ------------

Balance at March 31, 1996                       $   (344,429)     $      4,648     $  9,346,561      $        (37)     $  9,006,743
                                                ============      ============     ============      ============      ============

The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 1996, 1995 AND 1994


                                                                                            1996             1995             1994
                                                                                         ------------    ------------      --------
                                                                                            (Note 2)


Cash flows from operating activities:
   Net Loss                                                                               $(2,278,003)   $(3,142,627)   $(3,048,198)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                         2,657,886      2,732,227      3,076,265
     Adjustment to reserve for valuation of
      Investments in Local Limited Partnerships                                              (510,048)        56,147       (247,207)
     (Gain) loss on sale of marketable securities                                              (9,470)        46,361           --
     Distribution income included in cash distribution
      received from Local Limited Partnerships                                                 (5,000)        (5,225)          --
     Depreciation and amortization                                                            120,090        109,621        112,521
     Minority interest in loss of Local Limited Partnership                                      (135)          --             --
     Increase  (decrease)  in cash arising from changes in operating  assets and liabilities:
       Other current assets                                                                   (39,052)          (366)         8,714
       Accounts payable to affiliate                                                            5,017           --             --
       Accounts payable and accrued expenses                                                   (9,883)         2,317        (50,937)
                                                                                          -----------    -----------    -----------
Net cash used for operating activities                                                        (68,598)      (201,545)      (148,842)
                                                                                          -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of marketable securities                                                      (1,547,205)    (2,916,220)          --
   Proceeds from sales and maturities
     of marketable securities                                                               1,653,011      3,094,216           --
   Marketable securities, net                                                                    --             --         (221,528)
   Cash distributions received from Local
     Limited Partnerships                                                                     343,431        286,975        212,906
   Bond trust deposits                                                                        (28,828)          --             --
   Cash received upon assumption
     of General Partner's interest in the
     Combined Entity                                                                           18,540           --             --
                                                                                          -----------    -----------    -----------
Net cash provided by (used for) investing activities                                          438,949        464,971         (8,622)
                                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                                                              370,351        263,426       (157,464)

Cash and cash equivalents, beginning                                                          308,216         44,790        202,254
                                                                                          -----------    -----------    -----------

Cash and cash equivalents, ending                                                         $   678,567    $   308,216    $    44,790

The accompanying notes are an integral part of these combined financial statements

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

1.   Organization

Boston Financial Qualified Housing Limited Partnership (the "Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability, (ii) preserve and protect the Partnership's capital, (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations, and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as the Managing General Partner and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1996, the Managing General Partner has designated approximately $2,043,000 of cash, cash equivalents and marketable securities as such reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of Hughes Apartments, using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for changes in the net assets and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Limited Partnership investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective asset value has been reduced to a zero balance, the losses will be suspended to be used against future income. Also, when a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as revenue on the books of the Partnership in the accompanying financial statements.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses, which are part of the Partnership's Investments in Local Limited Partnerships, are being amortized on a straight-line basis over 35 years.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

In connection with the Partnership's fiscal year-end of March 31, the General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying Combined Financial Statements is as of December 31, 1995, 1994, and 1993.

On  October  27,  1995,  an  affiliate  of the  Partnership's  Managing  General
Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership, these combined financial statements include all activity of Hughes Apartments, Ltd. from November 1, 1995 through December 31, 1995. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Hughes on a 90-day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships.

The Partnership recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment. There is a possibility that the estimates relating to reserves for non-temporary declines in the carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

It was previously reported that an affiliate of The Boston Financial Group Limited Partnership had been negotiating to purchase the Local General Partner interests in five properties in which the Partnership has invested (collectively, the "Colorado Partnerships") from Phillip Abrams Ventures, Inc. and PDW, Inc., the current Local General Partners. It now appears that this transaction will not occur. Instead, the Local General Partners will retain their interests in the Colorado Partnerships and Boston Financial will continue to act as property manager for these properties.


Cash Equivalents

Cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when future cash flows or other benefits are less than the carrying amount of the asset. The Partnership plans to adopt the new standard for its year ending March 31, 1997, however, it is not expected to have a significant effect on financial position or results of operations.

Deferred Charges

Bond financing costs incurred in connection with financing the construction of Hughes has been capitalized and are being amortized over the 25-year term of the bonds, using the straight line method of amortization.

Rental Property

Real estate and personal property of Hughes is carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rental Income

Rental income, principally from short term leases on apartment units, is recognized as income as rentals become due.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified herein to conform with the current year presentation.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)




3.   Marketable Securities

A summary of marketable securities is as follows:

                                                        Gross             Gross
                                                       Unrealized      Unrealized       Fair
                                              Cost        Gains            Losses       Value

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $ 1,394,653   $     2,050   $    (7,271)   $ 1,389,432

Mortgage backed securities                   247,382         1,792          (164)       249,010

Other debt securities                        356,383         3,783          (227)       359,939
                                         -----------   -----------   -----------    -----------

Marketable securities
   at March 31, 1996                     $ 1,998,418   $     7,625   $    (7,662)   $ 1,998,381
                                         ===========   ===========   ===========    ===========

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies            $ 1,132,567   $      --     $   (12,169)   $ 1,120,398

Mortgage backed securities                  526,319         1,763       (17,040)       511,042

Other debt securities                       435,868         1,143        (2,115)       434,896
                                        -----------   -----------   -----------    -----------

Marketable securities
   at March 31, 1995                    $ 2,094,754   $     2,906   $   (31,324)   $ 2,066,336
                                        ===========   ===========   ===========    ===========

The contractual maturities at March 31, 1996 are as follows:

                                                                                          Fair
                                                                              Cost       Value

Due in one year to five years                                            $ 1,541,364   $ 1,537,508
Due in five to ten years                                                     209,672       211,863
Mortgage backed securities                                                   247,382       249,010
                                                                         -----------    -----------
                                                                         $ 1,998,418    $ 1,998,381
                                                                         ===========    ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,653,000 and $3,094,000 for the years ended March 31, 1996 and 1995, respectively. Included in investment income are gross gains of $16,733 and gross losses of $7,263 which were realized on these sales for the year ended March 31, 1996 and gross gains of $1,349 and gross losses of $47,710 which were realized on the sales for the year ended March 31, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)




4.   Investments in Local Limited Partnerships

The   Partnership  has  acquired   interests  in   thirty-three   Local  Limited
Partnerships, excluding Hughes, which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at March 31, 1996 1995 and 1994. The 1996 summary excludes Hughes.


                                                                             1996             1995           1994
                                                                       -------------    ------------       --------

Capital contributions to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                         $ 36,308,830    $ 36,651,930    $ 36,651,930

Cumulative equity in losses of Local
   Limited Partnerships                                                  (31,456,648)    (29,228,172)    (26,501,170)

Cumulative cash distributions received
   from Local Limited Partnerships                                        (1,414,539)     (1,071,108)       (784,133)
                                                                        ------------    ------------    ------------

Investments in Local Limited Partnerships
   before adjustment                                                       3,437,643       6,352,650       9,366,627

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                           4,770,577       4,770,577       4,770,577

   Accumulated amortization of acquisition
     fees and expenses                                                      (973,355)       (867,376)       (757,755)
                                                                        ------------    ------------    ------------

Investments in Local Limited Partnerships                                  7,234,865      10,255,851      13,379,449

Reserve for Valuation of Investments in
   Local Limited Partnerships                                               (787,526)     (1,297,574)     (1,241,427)
                                                                        ------------    ------------    ------------
                                                                        $  6,447,339    $  8,958,277    $ 12,138,022
                                                                        ============    ============    ============

The 1995, 1994 and 1993 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1995, 1994 and 1993, has severe liquidity problems and recurring cash deficits. Pebble Creek did operate at break-even in 1993, however, the Property continues to have high maintenance expenses. These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for valuation of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue for the years ended December 31, 1993 through 1995. Equity in losses of Local Limited Partnerships for the years ended March 31, 1996, 1995, and 1994 includes $500,670, $218,983 and $237,332, respectively, related to 2225 New York Ave. The reserve for valuation of investments in Local Limited Partnerships has been reduced by these amounts. As a result, these losses have no effect on the Partnership's Net Loss.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)



4.   Investments in Local Limited Partnerships (continued)

The Partnership has also provided a reserve for valuation for a portion of its investment in one other Local Limited Partnership, Graver Inn, because there is evidence of a non-temporary decline in the recoverable amount of the investment.

Summarized financial information, as of December 31, 1995, 1994, and 1993 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of the Local Limited Partnerships, excluding Hughes in 1996, of all Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                  1995                 1994                 1993

                                                                            ------------------   ----------------     -------------

Assets:
   Investment property, net                                                 $ 108,942,454        $ 113,394,758        $ 118,787,133
   Current assets                                                               2,801,351            2,337,205            4,703,067
   Other assets                                                                 9,921,430           10,375,151            7,784,957
                                                                            -------------        -------------        -------------
     Total Assets                                                           $ 121,665,235        $ 126,107,114        $ 131,275,157
                                                                            =============        =============        =============

Liabilities and Partners' Equity (Deficit):
   Current liabilities (includes current portion
     of long-term debt)                                                     $   5,948,489        $   5,087,134        $   3,691,228
   Other debt                                                                  14,021,083           14,981,385           14,290,147
   Long-term debt                                                             110,465,789          110,046,887          111,849,410
                                                                            -------------        -------------        -------------
     Total Liabilities                                                        130,435,361          130,115,406          129,830,785
                                                                            -------------        -------------        -------------

Partners' (Deficit) Equity:
   Partnership (Deficit) Equity                                                (8,764,328)          (3,556,895)           1,867,549
   Other Partners' Deficit                                                         (5,798)            (451,397)            (423,177)
                                                                            -------------        -------------        -------------
     Total Partners' (Deficit) Equity                                          (8,770,126)          (4,008,292)           1,444,372
                                                                            -------------        -------------        -------------
     Total Liabilities and Partners' (Deficit) Equity                        $121,665,235        $ 126,107,114        $ 131,275,157
                                                                            =============        =============        =============


Summarized Income Statements - for
the year ended December 31,

                                                                         1995                   1994                        1993
                                                                   -----------------       ---------------              ----------

Rental and other income                                              $ 21,087,845             $ 19,884,870             $ 19,518,022
                                                                     ------------             ------------             ------------

Expenses:
   Interest                                                            10,481,568               10,540,501               10,289,246
   Operating                                                           10,544,604                9,480,068                9,375,483
   Depreciation and amortization                                        5,269,753                5,100,823                5,226,659
                                                                     ------------             ------------             ------------
     Total Expenses                                                    26,295,925               25,121,392               24,891,388
                                                                     ------------             ------------             ------------

Net Loss                                                             $ (5,208,080)            $ (5,236,522)            $ (5,373,366)
                                                                     ============             ============             ============

Partnership's share of Net Loss                                      $ (5,153,645)            $ (5,180,777)            $ (5,315,332)
                                                                     ============             ============             ============
Other Partners' share of Net Loss                                    $    (54,435)            $    (55,745)            $    (58,034)
                                                                     ============             ============             ============

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 1996, 1995 and 1994, the Partnership has not recognized $2,500,759, $2,453,775 and $2,239,067, respectively, in equity in losses relating to eleven Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $8,764,328 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $3,437,643 principally because: a) the Partnership has not recognized $9,589,820 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded their total investments; b) purchase price paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships and c) cash distributions paid to the Partnership during the quarter ended March 31, 1996 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1995.


5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $146,464, $135,847 and $119,268, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in
Note 4 to the Financial Statements is $181,269, $189,800 and $186,882 of fees earned by BFPM for the years ended December 31, 1995, 1994 and 1993, respectively.


6.   Rental Property

Real estate and personal property belonging to Hughes Apartments are recorded at cost, the components of which are as follows at December 31, 1995:


   Land                                                    $    29,008
   Building and improvements                                 1,425,374
   Equipment and furnishings                                    26,817
                                                           -----------
                                                             1,481,199
   Less accumulated depreciation                              (345,831)
                                                           -----------
   Total                                                   $ 1,135,368
                                                           ===========

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)





7.   Bonds Payable

Hughes Apartments Limited Partnership financed the construction of the project through the sale of 25 year Industrial Development Revenue Bonds ("the Bonds") by the city of Mandan, North Dakota and leased the property from the city for rental equal to the sum of the annual principal payment and semiannual interest payments on the Bonds. The Bonds bear interest at 9.75%. The leased property is included as an asset of the Partnership and the bonds have been recorded as a direct obligation of the Partnership.

The bond financing documents require that a portion of the bond proceeds be deposited in a bond reserve trust account and that only interest income on the account can be used for operations. The funds can be withdrawn only by the bond trustee in the event that there is insufficient cash in the bond account to pay the annual bond payments. If the bond trustee does draw on the bond reserve trust account, the amount withdrawn must be replaced or Hughes Apartments, LP will be considered in default on the remaining outstanding bonds. The bond trustee has withdrawn funds from this account in 1995 and 1994. The amounts withdrawn have not been replaced, and consequently, Hughes Apartments, LP is in default of its lease agreement.

Effective October 27, 1995, an affiliate of the Partnership's Managing General Partner replaced the Local General Partner and successfully negotiated a Forbearance Agreement with the trustee whereby the mortgage arrears and capital repairs would be funded from Partnership and bond reserves.

Principal payments due under the terms of the financing agreement are as follows:


                           1996                             $   117,975
                           1997                                 117,975
                           1998                                 117,975
                           1999                                 117,975
                           2000                                 117,975
                           Thereafter                           620,125
                                                            -----------
                                                              1,210,000
                           Less current portion                 117,975
                                                             ----------
                                                             $1,092,025
                                                             ==========
Based on the unique terms of this financiing, management believes it is not practicable to estimate the fair value of this arrangement.

The balances in the Trust accounts required to be maintained pursuant to the bond financing documents, at December 31, 1995 are as follows:


                           Bond reserve trust               $    42,618
                           Bond trust                            27,522
                                                            -----------
                                                            $    70,140
                                                            ============
The Bond reserve trust account consists of investments in U.S. Treasury notes, which are considered held to maturity and are due in January 1999. Investment cost as of December 31, 1995 and 1994 are $42,618 and $101,937, respectively.
Fair value as of December 31, 1995 and 1994 are $46,378 and $99,755, respectively. Unrealized gains of $3,760 in 1995 and unrealized losses as of $2,182 in 1994 have not been recognized as the notes will be held to maturity.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)




8.   Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the years ended March 31, 1996, 1995 and 1994 to the loss reported for federal income tax purposes is as follows:

                                                                                1996                1995                   1994
                                                                            ------------        ------------             -------

Net Loss per Statements of Operations                                       $(2,278,003)          $(3,142,627)          $(3,048,198)
   Adjustment to reflect March 31, fiscal
     year-end to December 31,
     taxable year-end                                                            26,458               (16,932)                7,561
   Adjustment to reserve for valuation of
     Investments in Local Limited Partnerships
     not deductible (taxable) for tax purposes                                 (510,048)               56,147              (247,207)
   Amortization of acquisition fees and
     expenses for tax purposes over
     amortization for financial
     reporting purposes                                                         (67,497)              (63,855)              (60,955)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes under
     equity in losses for tax purposes                                       (3,201,391)           (3,269,647)           (3,445,155)
   Other                                                                        (29,565)                 --                    --
                                                                            -----------           -----------           -----------
Net loss for federal income tax purposes                                    $(6,060,046)          $(6,436,914)          $(6,793,954)
                                                                            ===========           ===========           ===========


The carrying value of the Partnership's Investment in Local Limited Partnerships is approximately $17,856,000 greater for financial reporting purposes than for tax return purposes because (i) the equity in losses of the Local Limited Partnerships is approximately $9,053,000 greater for tax purposes because of accelerated tax depreciation methods used; (ii) the Partnership has not recognized approximately $9,590,000 of equity in losses of the Local Limited Partnerships for financial reporting purposes; (iii) the Partnership has provided a provision for valuation of approximately $788,000 against two of its investments in Local Limited Partnerships for financial reporting purposes; (iv) the amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $316,000; and (v) approximately $334,000 of cash distributions received from Local Limited Partnerships during the lag period January 1, 1996 to March 31, 1996. The carrying value of the Partnership's other assets and liabilities is the same for financial reporting and tax return purposes.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)




9.      Supplemental Combining Schedules

                                                                    Balance Sheets

                                                                    Boston Financial
                                                                    Qualified Housing     Hughes
                                                                       Tax Credits      Apartments
                                                                         L.P. (A)        Ltd.(B)      Eliminations     Combined (A)
Assets

Current assets:
   Cash and cash equivalents                                         $    652,483     $     26,084    $       --       $    678,567
   Tenant security deposits                                                  --              4,067            --              4,067
   Other current assets                                                    64,391            3,092            --             67,483
                                                                     ------------     ------------    ------------     ------------
     Total current assets                                                 716,874           33,243            --            750,117

Investments in Local Limited
   Partnerships                                                         6,389,053             --            58,286        6,447,339
Marketable securities, at fair value                                    1,998,381             --              --          1,998,381
Rental property at cost, net of
   accumulated depreciation                                                  --          1,135,368            --          1,135,368
Replacement reserve escrow                                                   --              5,816            --              5,816
Bond trusts                                                                  --             70,140            --             70,140
Deferred charges, net                                                        --             51,593            --             51,593
                                                                     ------------     ------------    ------------     ------------
     Total Assets                                                    $  9,104,308     $  1,296,160    $     58,286     $ 10,458,754
                                                                     ============     ============    ============     ============

Liabilities and Partners' Equity
Current liabilities:
   Accounts payable to affiliate                                     $     16,763     $       --      $       --       $     16,763
   Accounts payable and accrued
     expenses                                                              80,802           13,472            --             94,274
   Current portion of bonds payable                                          --            117,975            --            117,975
   Accrued interest                                                          --             68,819            --             68,819
   Tenant security deposits payable                                          --              2,936            --              2,936
                                                                     ------------     ------------    ------------     ------------
     Total current liabilities                                             97,565          203,202            --            300,767

Bonds payable                                                                --          1,092,025            --          1,092,025
                                                                     ------------     ------------    ------------     ------------
     Total Liabilities                                                     97,565        1,295,227            --          1,392,792
                                                                     ------------     ------------    ------------     ------------

Minority interest in Local Limited
   Partnership                                                               --               --            59,219           59,219

General, Initial and Investor
   Limited Partners' Equity                                             9,006,780              933            (933)       9,006,780
Net unrealized losses                                                         (37)            --              --                (37)
                                                                     ------------     ------------    ------------     ------------
     Total Partners' Equity                                             9,006,743              933            (933)       9,006,743
                                                                     ------------     ------------    ------------     ------------
     Total Liabilities and
       Partners' Equity                                              $  9,104,308     $  1,296,160    $     58,286     $ 10,458,754
                                                                     ============     ============    ============     ============

(A) March 31, 1996. (B) December 31, 1995.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)



9.   Supplemental Combining Schedules (continued)

                                                               Statements of Operations

                                                                    Boston Financial
                                                                    Qualified Housing      Hughes
                                                                    Tax Credits            Apartments
                                                                      L.P. (A)            Ltd.(B)      Eliminations    Combined (A)


Revenue:
   Rental                                                             $      --        $    22,721      $      --       $    22,721
   Investment                                                             125,035            5,925             --           130,960
   Other                                                                   37,367              181             --            37,548
                                                                      -----------      -----------      -----------     -----------
     Total Revenue                                                        162,402           28,827             --           191,229
                                                                      -----------      -----------      -----------     -----------

Expenses:
   General and administrative                                             173,259             --               --           173,259
   Rental operations, exclusive
     of depreciation                                                         --              8,495             --             8,495
   Interest                                                                  --             19,685             --            19,685
   Depreciation                                                              --             13,575             --            13,575
   Amortization                                                           105,979              536             --           106,515
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                                                (510,048)            --               --          (510,048)
                                                                      -----------      -----------      -----------     -----------
     Total Expenses                                                      (230,810)          42,291             --          (188,519)
                                                                      -----------      -----------      -----------     -----------

Income (loss) before equity in
   losses of Local Limited
   Partnerships                                                           393,212          (13,464)            --           379,748

Minority interest in loss of
   Local Limited Partnership                                                 --               --                135             135

Equity in losses of Local
   Limited Partnerships                                                (2,671,215)            --             13,329      (2,657,886)
                                                                      -----------      -----------      -----------     -----------

Net Loss                                                              $(2,278,003)     $   (13,464)     $    13,464     $(2,278,003)
                                                                      ===========      ===========      ===========     ===========


(A) For the year ended March 31, 1996.
(B) For the two months ended December 31, 1995 - see Note 2.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)



9.   Supplemental Combining Schedules (continued)

                                                               Statements of Cash Flows

                                                             Boston Financial
                                                             Qualified Housing       Hughes
                                                                 Tax Credits       Apartments
                                                                   L.P. (A)          Ltd.(B)         Eliminations     Combined (A)

Cash flows from operating activities:
   Net Loss                                                    $(2,278,003)       $   (13,464)       $    13,464        $(2,278,003)
   Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
   Equity in losses of Local Limited
     Partnerships                                                2,671,215               --              (13,329)         2,657,886
   Provision for valuation of investment
      in Local Limited Partnerships                               (510,048)              --                 --             (510,048)
   Gain on sale of marketable securities                            (9,470)              --                 --               (9,470)
   Distribution income included in
     cash distributions received from
     Local Limited Partnership                                      (5,000)              --                 --               (5,000)
   Depreciation and amortization                                   105,979             14,111               --              120,090
   Minority interest in loss of Local
     Limited Partnership                                              --                 --                 (135)              (135)
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Other current assets                                          (39,052)              --                 --              (39,052)
     Accounts payable to affiliate                                   5,017               --                 --                5,017
     Accounts payable and accrued
       expenses                                                     (9,255)              (628)              --               (9,883)
                                                               -----------        -----------        -----------        -----------
Net cash provided by (used for)
   operating activities                                            (68,617)                19               --              (68,598)
                                                               -----------        -----------        -----------        -----------

Cash flows from investing activities:
   Investments in Local Limited
     Partnerships                                                  (36,353)            36,353               --
   Purchases of marketable securities                           (1,547,205)              --                 --           (1,547,205)
   Proceeds from sales and maturities
     of marketable securities                                    1,653,011               --                 --            1,653,011
   Cash distributions received from
     Local Limited Partnerships                                    343,431               --                 --              343,431
   Bond trust deposits                                                --              (28,828)              --              (28,828)
   Cash received upon assumption of
     General Partner's interest in the
     Combined Entity                                                  --               18,540               --               18,540
                                                               -----------        -----------        -----------        -----------
Net cash provided by (used for)
   investing activities                                            412,884            (10,288)            36,353            438,949
                                                               -----------        -----------        -----------        -----------


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)



9.   Supplemental Combining Schedules (continued)

                                                               Statements of Cash Flows

                                                               Boston Financial
                                                              Qualified Housing        Hughes
                                                                  Tax Credits         Apartments
                                                                      L.P. (A)         Ltd.(B)        Eliminations      Combined (A)

Cash flows from financing activities:
   Capital contributions received                                        --              36,353           (36,353)              --
                                                                     --------          --------          --------           --------
Net cash provided by financing activities                                --              36,353           (36,353)              --
                                                                     --------          --------          --------           --------

Net increase in cash and cash equivalents                             344,267            26,084              --              370,351

Cash and cash equivalents, beginning                                  308,216              --                --              308,216
                                                                     --------          --------          --------           --------

Cash and cash equivalents, ending                                    $652,483          $ 26,084          $   --             $678,567
                                                                     ========          ========          ========           ========

(A) For the year ended March 31, 1996.
(B) For the two months ended December 31, 1995 - See Note 2.

Boston Financial Qualified Housing Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1996

                                                       COST OF INTEREST AT AQUISITION DATE
                                                     ----------------------------------------

                          NUMBER          TOTAL                     BUILDINGS /
                            OF            ENCUM-                         IMPROVEMENTS
DESCRIPTION                UNITS        BRANCES *        LAND       & EQUIPMENT

Low and Moderate
Income Apartment Complexes

Barrington Manor                   18       $650,000       $30,000      $555,638
  Fargo, ND
Bingham Housing Associates         24      1,168,691        48,934       362,172
  Bingham, ME
Birmingham Village                 24      1,163,308        61,900       190,424
  Randolph, ME
Bittersweet Lane                   35      2,505,823        69,300     2,884,207
  Randolph , MA
Coronodo Courts                   145      3,791,839       452,331     4,995,460
  Douglas, AZ
Elmore Hotel                       60      3,409,618        12,500     2,976,388
  Great Falls, MT
Graver Inn                         70      2,080,853        30,000     2,208,960
  Fargo, ND
Hazel Winthrop Apartments          30      2,130,358        45,000     2,548,540
  Chicago, IL
Hughes Apartments                  47      1,210,000        28,000     1,260,066
  Mandan, ND
Lakeview Heights                   83      2,844,555       217,588     2,896,224
  Clearfield, UT
Medford Hotel                      76      3,266,176        12,500     2,747,997
  Medford, OR
Heritage View                      24      1,168,329        64,800       690,736
  New Sweden, ME
Rolling Green Apartments          166      4,844,837       286,350     6,254,575
  Edmond, OK
Sierra Vista Apartments           209      6,361,818       382,000     8,001,390
 Aurora, CO
Terrace Apartments                206      5,298,860       350,000     6,470,754
  Oklahoma City, OK
Trenton Apartments                 37        849,224       154,000       899,293
  Salt Lake City, UT
Windsor Court Apartments          143      4,540,483       280,000     5,579,636
  Aurora, CO
Sierra Pointe                     160      7,221,499       434,866     8,056,238
  Las Vegas, NV
Willow Peg Village                 57      1,483,403       125,000     1,741,799
  Ricon, GA
Pebble Creek                      352      7,951,425       794,000     9,563,687
  Arlington, TX
Pine Village                       36        941,419        40,000       960,000
  Pine Mountain, GA
Talbot Village                     24        602,938        21,775       545,547
  Talbolton, GA
Logan Plaza                       130     11,337,095       969,289    13,287,069
  New York, NY
Cass House                        111      8,251,189       222,000    11,423,209
  Boston, MA
Verdean Gardens                   110      7,877,121       214,992     8,891,168
  New Bedford, MA
Country Estates                    24        597,310        22,500       734,409
  Glenville, GA
Boulevard Commons                 212     10,512,596       318,000     3,580,316
  Chicago, IL
Chestnut Lane                      50      1,477,627        93,484       848,922
  Newman, GA
600 Dakota Properties              28        676,153        64,353       769,608
  Wahpeton,  ND
Duluth                             11        261,364        24,000       363,810
  Souix Falls, SD
Delmar                             16        423,220        75,000       495,203
  Gillette, WY
Park Terrace                      101      3,567,373       393,713     4,781,404
  Dundalk, MD
Brentwood Manor II                 22        784,915        44,980     1,118,947
  Nashua, NH
Hillcrest Apts 3                   24        593,311        17,000       727,587
  Perryville, MO

                      ----------------------------------------------------------
                                2,865   $111,844,730    $6,400,155  $119,411,383
                      ==========================================================



                                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1995                 LIFE ON
                                      -------------------------------------------------------
                             NET IMPROVEMENTS                                                               WHICH
                        CAPITALIZED                    BUILDINGS                                        DEPRECIATION
DESCRIPTION            SUBSEQUENT TO     LAND AND         AND                    ACCUMULATED      DATE   IS COMPUTED          DATE
                        ACQUISITION    IMPROVEMENTS  IMPROVEMENTS      TOTAL     DEPRECIATION     BUILT   (YEARS)          ACQUIRED
Low and Moderate
Income Apartment Complexes

Barrington Manor
  Fargo, ND                  $242,106        $32,011      $795,733      $827,744    $179,629      1927    various         12/31/87
Bingham Housing Associates
  Bingham, ME               1,019,534         48,934     1,381,706     1,430,640     260,504      1988    various         12/30/87
Birmingham Village
  Randolph, ME              1,163,445         61,900     1,353,869     1,415,769     253,677      1988    various         12/30/87
Bittersweet Lane
  Randolph , MA               368,037         69,300     3,252,244     3,321,544     942,610      1988    various         10/27/87
Coronodo Courts
  Douglas, AZ                  58,753        452,331     5,054,213     5,506,544   1,540,461      1945    various         12/18/87
Elmore Hotel
  Great Falls, MT             336,134         12,500     3,312,522     3,325,022   1,038,862      1917    various         12/22/87
Graver Inn
  Fargo, ND                   843,462         40,914     3,041,508     3,082,422     701,679      1917    various         12/31/87
Hazel Winthrop Apartments
  Chicago, IL                (124,859)        45,000     2,423,681     2,468,681     539,524      1910    various         12/30/87
Hughes Apartments
  Mandan, ND                  193,133         29,008     1,452,191     1,481,199     345,831      1926    various         12/31/87
Lakeview Heights
  Clearfield, UT              143,033        217,588     3,039,257     3,256,845     810,603      1972    various         12/30/87
Medford Hotel
  Medford, OR               1,863,079         12,500     4,611,076     4,623,576     996,523      1915    various         12/22/87
Heritage View
  New Sweden, ME              670,358         64,800     1,361,094     1,425,894     261,804      1988    various         12/30/87
Rolling Green Apartments
  Edmond, OK                   77,306        286,350     6,331,881     6,618,231   2,051,156      1974    various         09/30/87
Sierra Vista Apartments
 Aurora, CO                   113,541        434,866     8,062,065     8,496,931   2,723,400      1973    various         09/30/87
Terrace Apartments
  Oklahoma City, OK          (287,404)       350,000     6,183,350     6,533,350   2,109,045      1970    various         11/20/87
Trenton Apartments
  Salt Lake City, UT          100,146        154,000       999,439     1,153,439     257,266      1925    various         12/30/87
Windsor Court Apartments
  Aurora, CO                 (262,075)       280,000     5,317,561     5,597,561   1,790,926      1974    various         12/30/87
Sierra Pointe
  Las Vegas, NV               885,271        336,087     9,040,288     9,376,375   3,069,247      1963    various         09/01/87
Willow Peg Village
  Ricon, GA                     2,980        125,000     1,744,779     1,869,779     524,319      1989    various         03/01/88
Pebble Creek
  Arlington, TX               134,091        734,800     9,756,978    10,491,778   2,030,988     1977/81  various         06/20/88
Pine Village
  Pine Mountain, GA           189,618         40,000     1,149,618     1,189,618     331,479      1988    various         03/01/88
Talbot Village
  Talbolton, GA               192,054         20,000       739,376       759,376     205,887      1988    various         03/01/88
Logan Plaza
  New York, NY                331,986        969,289    13,619,055    14,588,344   2,750,317      1988    various         05/10/88
Cass House
 Boston, MA                   47,910        222,000    11,471,119    11,693,119    2,982,630      1988    various         06/08/88
Verdean Gardens
  New Bedford, MA           2,042,800        214,992    10,933,968    11,148,960   2,662,520      1989    various         05/31/88
Country Estates
  Glenville, GA                     0         22,500       734,409       756,909     237,021      1988    various         03/01/88
Boulevard Commons
  Chicago, IL              10,843,728        318,000    14,424,044    14,742,044   3,707,924      1920    various         07/14/88
Chestnut Lane
  Newman, GA                  886,378         93,322     1,735,462     1,828,784     476,173      1989    various         08/01/88
600 Dakota Properties
  Wahpeton,  ND                36,538         63,670       806,829       870,499     166,635      1988    various         10/01/88
Duluth
 Souix Falls, SD              13,214         24,000       377,024       401,024      81,762       1989    various         10/01/88
Delmar
  Gillette, WY                 19,936         75,000       515,139       590,139     145,984      1988    various         10/01/88
Park Terrace
  Dundalk, MD                 146,598        393,713     4,928,002     5,321,715   1,286,216      1989    various         01/20/89
Brentwood Manor II
  Nashua, NH                    2,832         44,980     1,121,779     1,166,759     388,692      1971    various         01/20/89
Hillcrest Apts 3
  Perryville, MO                1,515         17,000       729,102       746,102     177,600      1989    various         03/31/89


                      -----------------------------------------------------------------------
                          $22,295,178     $6,306,355  $141,800,361  $148,106,716 $38,028,894
                      =======================================================================









(1) The aggregate cost for Federal Income Tax purposes is approximately $ 148,016,716.

 * Mortgage notes payable generally represent non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

Boston Financial Qualified Housing Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1996
(continued)







Summary of property owned and accumulated depreciation:

Property Owned December 31, 1995                                                  Accumulated Depreciation December 31, 1995

Balance at beginning of period                                      $147,713,079  Balance at beginning of period    $34,318,321
  Additions during period:                                                        Additions during period:
     Other acquisitions                                      8,571                      Depreciation                  3,710,573
                                                                                                                    -----------
     Improvements etc.                                     659,703                Balance at close of period        $38,028,894
                                                     --------------                                                 ===========
                                                                         668,274
  Deductions during period:
     Cost of real estate and fixed assets sold            (274,637)
     Reclassification to intangible assets                       0
                                                     --------------
                                                                        (274,637)
                                                                   --------------
Balance at close of period                                          $148,106,716
                                                                   ==============


Property Owned December 31, 1994                                                  Accumulated Depreciation December 31, 1994

Balance at beginning of period                                      $148,207,928  Balance at beginning of period    $29,420,795
  Additions during period:                                                        Additions during period:
     Other acquisitions                                     27,064                     Depreciation                  4,897,526
                                                                                                                    -----------
     Improvements etc.                                     228,450                Balance at close of period        $34,318,321
                                                     --------------                                                 ===========
                                                                         255,514
  Deductions during period:
     Cost of real estate and fixed assets sold            (750,363)
     Reclassification to intangible assets                       0
                                                     --------------
                                                                        (750,363)
                                                                   --------------
Balance at close of period                                          $147,713,079
                                                                   ==============



Property Owned December 31, 1993                                                  Accumulated Depreciation December 31, 1993

Balance at beginning of period                                      $148,026,160  Balance at beginning of period    $24,308,993
  Additions during period:                                                        Additions during period:
     Other acquisitions                                     60,593                      Depreciation                  5,111,802
                                                                                                                    -----------
     Improvements etc.                                     199,195                Balance at close of period        $29,420,795
                                                     --------------                                                 ===========
                                                                         259,788
  Deductions during period:
     Cost of real estate sold                                    0
     Reclassification to intangible assets                 (78,020)
                                                     --------------
                                                                         (78,020)
                                                                   --------------
Balance at close of period                                          $148,207,928
                                                                   ==============


                                             Annual Report on form 10-K
                                        For The Year Ended March 31, 1996
                                          Reports of Independent Auditors

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


                       INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1995 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1995, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 19, 1996 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information included in this report (shown on pages 16 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580
January 19, 1996

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

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1993 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580
January 25, 1994

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

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Sundance Housing Associates, Ltd.
Denver, Colorado

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd., a limited partnership (the "Partnership"), HUD Project No. 101-36614, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity (deficiency) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., HUD Project No. 101-36614 as of December 31, 1995, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits and HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1996 on our consideration of the Partnership's internal control structure and reports dated January 22, 1996 on its compliance with specific requirements applicable to Major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the pupose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information required by HUD shown on pages 13 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Gelfond Hochstadt Pangburn & Co.

Gelfond Hochstadt Pangburn & Co.
January 22, 1996

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

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1995, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompany financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1995, and was three months delinquent on mortgage payments. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the pupose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD shown on pages 13 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Aronson, Fetridge & Weigle

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

The accompany financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1994, and was three months delinquent on mortgage payments. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1995, and the related statements of changes in partners' equity (deficit), operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1995, and the results of its operations, its cash flows and changes in partners' equity (deficit) for the year then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ Ziner & Company, P.C.

January 23, 1996

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

January 27, 1994

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1995, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1995, and the results of its operations, its cash flows and its changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The general partners' plans regarding these matters are also discussed in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ Ziner & Company, P.C.

January 26, 1996

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

                                                     /s/ Ziner & Company, P.C.

January 28, 1994

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Medford Hotel Associates Limited Partnership

I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1995 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

   I conducted my audit in accordance with generally accepted auditing standards and with generally accepted Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1996 on my consideration of Medford Hotel Associates Limited Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 14 and 15) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 15, 1996

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

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 17, 1994
EIN 95-3497150

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Oregon Landmark-Three Limited Partnership

   I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an Oregon limited partnership) as of December 31, 1995 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership at December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1996 on my consideration of Oregon Landmark-Three Limited Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

The accompanying supplementary information (shown on pages 14 and 15) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 15, 1995

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

                                                         /s/ Robert Stephenson

Manhattan Beach, California
February 14, 1994
EIN 95-3497150

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1995 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1995, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1996, on our consideration of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) internal control structure and reports dated January 16, 1996, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 to 20) are presented for the purposes of additional analysis and are not a required part of the basic statement of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 16, 1996

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

Lake, Hill & Company

Salt Lake City, Utah
February 1, 1994

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1995 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1995, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1996, on our consideration of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 25, 1996, on its complience with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 15 to 21) are presented for the purposes of additional analysis and are not a required part of the basic statements of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No.
105-94007). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 25, 1996

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

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 26, 1994

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Court Housing Associates, Ltd.

We have  audited  the  accompanying  balance  sheet  of  Windsor  Court  Housing
Associates, Ltd. (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing
Associates, Ltd. (a Limited Partnership) as of December 31, 1995, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 21, 1996, on our consideration of Windsor Court Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Boston, Massachusetts                     Federal Employer
February 21, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Terrace Housing Associates, Ltd.

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 23, 1996, on our consideration of Terrace Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Boston, Massachusetts                     Federal Employer
February 21, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Housing Associates, Ltd.

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 1996, on our consideration of Rolling Green Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Boston, Massachusetts                     Federal Employer
February 13, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1994

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Sierra Vista Housing Associates, Ltd.

We have audited the accompanying balance sheet of Sierra Vista Housing Associates, Ltd. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 23, 1996, on our consideration of Sierra Vista Housing Associates, Ltd. 's internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Boston, Massachusetts                     Federal Employer
February 23, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

[Letterhead]

[Logo]        VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
              Certified Public Accountants and Business Advisors

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123- 36605, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 1996, on our consideration of the Partnership's internal control structure and reports dated February 1, 1996, on its complience with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information (shown in Section II) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Coronado Courts Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Vroman, McGowen, Hurst, Clark & Smith, P.C.

Des Moines, Iowa
February 1, 1996

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

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards. we have also issued reports dated February 13, 1996 on our consideration of MB Bittersweet Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Freedberg & Garlick, P.C.

February 13, 1996

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership was unable to pay all of the required bond payments which raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
February 19, 1996

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 22, 1996

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1995, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1996, on our consideration of Duluth Limited Partnership's internal control structure and reports dated January 22, 1996, on its compliance with specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to Affirmative Fair Housing.

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

Fargo, North Dakota
January 22, 1996

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 17, 1996

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
                  Certified Public Accountants * Consultants

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 17, 1996

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

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 12, 1996
Savannah, Georgia

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

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
5 Oglethorpe Professional Blvd.
Savannah, Georgia 31416
(912)354-4141

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 11, 1996
Savannah, Georgia

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
Savannah, Georgia 31416
(912)354-4141

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
Savannah, Georgia 31416
(912)354-4141

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
Savannah, Georgia 31416
(912)354-4141

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 11, 1996
Savannah, Georgia

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 3, 1995
Savannah, Georgia

[Letterhead]

David C. Moja, C.P.A., P.C.
P.O. Box 14212
Savannah, Georgia 31416
(912)354-4141

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 12, 1996
Savannah, Georgia

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

Independent Auditors' Report

                                                             February 14, 1996
Bingham Family Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Bingham Family Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Bingham Family Housing Associates (a Limited Partnership) as of December 31,
1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting standards.

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

Independent Auditors' Report

                                                             February 14, 1996
Birmingham Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Birmingham Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of Birmingham Housing Associates (a Limited Partnership) as of December 31,
1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting standards.

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

Independent Auditors' Report

                                                             February 14, 1996
New Sweden Housing Associates
 (a Limited Partnership)
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of New Sweden Housing Associates (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,the financial position of New Sweden Housing Associates (a Limited Partnership) as of December 31,
1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting standards.

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

[Letterhead]

                                    [LOGO]
                            Haran & Associates Ltd
                         Certified Public Accountants


                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
HAZEL-WINTHROP APARTMENTS                                    Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of HAZEL-WINTHROP APARTMENTS, Project No. 071-35522-PM, as of December 31, 1995 and 1994, and the related statements of profit and loss, changes in partners' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAZEL-WINTHROP APARTMENTS, as of December 31, 1995 and 1994, and its profit and loss, changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996, on our consideration of HAZEL-WINTHROP APARTMENTS internal control structure and reports dated January 26, 1996, on its complience with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD programs.


The accompanying supplementary information (shown on pages 15 to 20) is presented for purposes of additional analysis and is not part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Haran & Associates Ltd

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580

January 26, 1996

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

/s/ Russell Novak and Company

February 4, 1994
Chicago, Illinois

BILLIE J. BURNETT, CPA
                                 5 Benton Drive
                               Nashua, NH 03060
                                (603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership I

I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited
Partnership I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Billie J. Burnett

Billie J. Burnett
February 7, 1996

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

[Letterhead]

                          Marks Shron & Company, LLP
                         Certified Public Accountants
              111 Great Neck Road * Great Neck * New York 11021
                     (516) 466-6550 * FAX (516) 466-5649

             Independent Auditors' Report on Financial Statements

To the Partners of
Logan Plaza Associates

We have audited the accompanying Balance Sheets of Logan Plaza Associates as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 3 to financial statements, 1995 the Partnership changed its method of computing depreciation to conform with generally accepted accounting principals.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development Office of Inspector General in July 1993, we have also issued a report dated January 24, 1996, on our consideration of the Partnership's internal control structure, on its compliance with specific requirements applicable to major HUD programs, and on its compliance with specific requirements applicable to Affirmative Fair Housing.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information shown on pages 14 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company

January 24, 1996

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

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1995, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1996, on our consideration of Delmar Housing Associates Limited Partnership's internal control structure and a report dated February 23, 1996, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 16 through 23 is presented for the purposes of additional analysis and are not a required part of the financial statements of Delmar Housing Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co.

Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 23, 1996

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

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 29 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1996, on our consideration of Heritage Court Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland                               Federal Employer
January 16, 1996                                        Identification Number:
                                                                   52-1088612
Audit Principal:        William T. Riley, Jr.

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

                         ACCOUNTANTS' COMPILATION REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Perryville Associates I, L.P. (a limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certificate Public Accounts.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1994, were audited by us, and we expressed an unqualified opinion on them in our report dated February 6, 1995, but we have not performed any auditing procedures since that date.

/s/Mueller & Walla, P.C.

Mueller & Walla, P.C.
Certified Public Accountants

February 9, 1996

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

/s/ Mueller & Walla, P.C.

Mueller & Walla, P.C.
Certified Public Accountants

January 19, 1994

                           Annual Report on Form 10-K
                        For The Year Ended March 31, 1996
                         Audited Financial Statements of
                           Local Limited Partnerships

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592

                         REPORT ON FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592



                                TABLE OF CONTENTS
                                                                    PAGE

AUDITOR'S REPORT                                                     2


FINANCIAL STATEMENTS

     Balance Sheet                                                 3-4

     Statement of Profit and Loss (HUD-92410)                      5-6

     Statement of Changes in Partners' Equity                        7

     Statement of Cash Flows                                      8-10

     Notes to Financial Statements                               11-15


SUPPORTING DATA                                                  16-20


AUDITOR'S COMMENTS ON COMPLIANCE
     Major HUD Program                                              21


AUDITOR'S COMMENTS ON INTERNAL CONTROL                           22-23


AUDITOR'S COMMENTS ON AFFIRMATIVE FAIR HOUSING                      24


CERTIFICATE OF GENERAL PARTNERS                                     25


CERTIFICATE OF MANAGEMENT AGENT                                     26

                          INDEPENDENT AUDITOR'S REPORT


To the Partners                                       HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                         Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP, as of December 31, 1995, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 19, 1996 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 16 to 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580

January 19, 1996

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                                  BALANCE SHEET
                                DECEMBER 31, 1995


                                   A S S E T S

CURRENT ASSETS
1120   Cash in bank                                    $   129,363
1130   Tenant accounts receivable                           17,646
1135   Rent supplement receivable                          133,151
1142   Other accounts receivable                               200
                                                       -----------

       Total current assets                            $   280,360
                                                       -----------


DEPOSITS HELD IN TRUST - FUNDED
1191   Tenant security deposits - held in trust        $    31,280
                                                       -----------


PREPAID EXPENSES
1240   Property insurance                              $    29,981
1250   Mortgage insurance                                   26,635
                                                       -----------

       Total prepaid expenses                          $    56,616
                                                       -----------


RESTRICTED DEPOSITS AND FUNDED RESERVES
1310   Mortgage escrow deposits                        $   114,512
1320   Cash replacement reserve                             91,651
                                                       -----------

       Total restricted deposits and funded reserves   $   206,163
                                                       -----------


FIXED ASSETS
1410   Land                                            $   318,000
1420   Buildings                                        13,805,309
1440   Building equipment - portable                       616,354
1470   Maintenance equipment                                 2,381
                                                       -----------
       Total fixed assets                              $14,742,044
       Less accumulated depreciation                     3,707,924

       Net book value                                  $11,034,120


OTHER ASSETS
1840   Deferred loan fees (net of amortization)        $   210,329
1860   Developer agreement escrow deposit                  587,518
                                                       -----------

       Total other assets                              $   797,847
                                                       -----------


       TOTAL ASSETS                                    $12,406,386
                                                       ===========




         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                                  BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1995

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 2110                Accounts payable                                                 $    15,408
 2116                Accrued property taxes                                               159,282
 2119                Due to management agent                                               65,750
 2130                Accrued mortgage interest                                            247,729
 2140                Accrued management fee                                                15,827
 2320                Mortgage payable - current portion                                    28,696
                                                                                      -----------

                       Total current liabilities                                     $   532,692
                                                                                      -----------
DEPOSITS
 2191                Tenant security deposits - held in trust (contra)                $    27,340
                                                                                      -----------

LONG-TERM LIABILITIES
 2320                Mortgage payable                                                 $ 9,819,096
 2330                Junior mortgage payable - City of Chicago                            693,500


                                 Total                                                $10,512,596

                      Less current portion                                                 28,696
                                                                                       ----------
                                 Total long-term liabilities                          $10,483,900
                                                                                       ----------
OTHER LIABILITIES
 2390                Developer fee payable from escrow (contra)                       $   480,000
 2391                Due to general partner from escrow                                   107,518
                                                                                      -----------
                                  Total other liabilities                             $   587,518
                                                                                      -----------

                                  Total liabilities                                   $11,631,450
PARTNERS' EQUITY
 3130                Partners' equity                                                     774,936
                                                                                       ----------


                                  TOTAL LIABILITIES AND PARTNERS' EQUITY              $12,406,386




         The accompanying notes are an integral part of this statement.

                Statement of Profit U. S. Department of Housing

                         and Loss and Urban Development
                                Office Of Housing
 Federal Housing Commissioner OMB Approval No. 2502-0052(Exp 1/31/95)
Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information, Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.

 For Month/Period  Project No. 071-35592 Project Name BOULEVARD COMMONS LIMITED
 Beginning   1/01/95    Ending   12/31/95                      PARTNERSHIP



Part I ......          Description of Account                              Acct No.                                    Amount*

     Rental Income - 5100

      Apartments or Member Carrying Charges(Coops) ..................       5120       $  279,496

      Tenant Assistance Payments ....................................       5121       $1,741,254

      Furniture and Equipment .......................................       5130

      Stores and Commercial .........................................       5140

      Garage and Parking Spaces .....................................       5170

      Flexible Subsidy Income .......................................       5180

      Miscellaneous  RENTAL ASSISTANCE - PRIOR YEAR .................       5190       $   32,827

      Total Rent Revenue Potential at 100% Occupancy ................                                                   $  2,053,577
                                                                                                                        ------------
     Vacancies - 5200
      Apartments ....................................................       5220          (89,611)
                                                                                                                        ------------
      Furniture and Equipment .......................................       5230
                                                                                                                        ------------
      Stores and Commercial .........................................       5240
                                                                                                                        ------------
      Garage and Parking Spaces .....................................       5270
                                                                                                                        ------------
      Miscellaneous (specify) .......................................       5290
      Total Vacancies ...............................................                                                      ( 89,611)
                                                                                                                        ------------
      Net Rental Revenue Rent Revenue Less Vacancies ................                                                      1,963,966
                                                                                                                        ------------
     Elderly and Congregate Services Income - 5300
      Total Service Income (Schedule Attached) ......................       5300                                        $    -0-
                                                                                                                        ------------
     Financial Revenue - 5400
                                                                                                                        ------------
      Interest Income - Project Operations ..........................       5410       $    5,474
                                                                                                                        ------------
      Income from Investments-Residual Receipts .....................       5430                                        $
                                                                                                                        ------------
      Income from Investments-Reserve for Replacement ...............       5440       $    1,191
                                                                                                                          ----------
 Income from Investments-Miscellaneous ............................         5490       $
                                                                                                                          ----------
 Total Financial Revenue ............................................                                                     $    6,665
                                                                                                                          ----------
Other Revenue - 5900
 Laundry and Vending .............................................          5910       $
                                                                                                                          ----------
 NSF and Late Charges .............................................         5920       $    5,650
                                                                                                                          ----------
 Damages and Cleaning Fees ........................................         5930       $      436
                                                                                                                          ----------
 Forfeited Tenant Security Deposits ...............................         5940       $    2,470
                                                                                                                          ----------
 Other Revenue (specify) .................................................  5990       $    3,667
                                                                                                                          ----------
 Total Other Revenue ...............................................................                                      $   12,223
                                                                                                                          ----------
 Total Revenue .....................................................................                                      $1,982,854
                                                                                                                          ----------
Administrative Expenses - 6200-6300
 Advertising .....................................................          6210       $      216
                                                                                                                          ----------
 Other Administrative Expenses ...................................          6250       $    1,211
                                                                                                                          ----------
 Office Salaries .................................................          6310       $    3,036
                                                                                                                          ----------
 Office Supplies .................................................          6311       $   27,564
                                                                                                                          ----------
 Office or Model Apartment Rent ..................................          6312       $
                                                                                                                          ----------
 Management ......................................................          6320       $  114,110
                                                                                                                          ----------
 Manager or Superintendent Salaries ...............................         6330       $   18,563
                                                                                                                          ----------
 Manager or Superintendent Rent Free Unit ................................  6331       $
                                                                                                                          ----------
 Legal Expenses (Project) ................................................ 6340        $   11,345
                                                                                                                          ----------
 Auditing Expenses (Project) ............................................. 6350        $    4,600
                                                                                                                          ----------
 Bookkeeping Fees/Accounting Services .................................... 6351        $    7,632
                                                                                                                          ----------
 Telephone and Answering Service ......................................... 6360        $   10,679
 Bad Debts                                                                 6370        $    3,733
 Miscellaneous Administrative Expenses (specify) ........................  6390        $
 Total Administrative Expenses .................................................                                          $  202,689
                                                                                                                          ----------
Utility Expense - 6400
 Fuel Oil/Coal .........................................................   6420        $
                                                                                                                          ----------
 Electricity ...........................................................   6450        $   13,636
                                                                                                                          ----------
 Water .................................................................   6451        $   26,663
                                                                                                                          ----------
 Gas ...................................................................   6452        $   42,374
                                                                                                                          ----------
 Sewer .................................................................   6453        $
                                                                                                                          ----------
 Total Utilities Expense ...............................................                                                  $   82,673
                                                                                                                          ----------

   The accompanying notes are an integral part of this statement. Page 1 of 2

*All amounts must be rounded to the nearest dollar; $.50 and form HUD-92410
 (7/91)over, round up - $.49 and below, round down. ref Handbook 4370.2



Operating and Maintenance Expenses - 6500
 Janitor and Cleaning Payroll .....................................        6510        $100,604
                                                                                                                        ------------
 Janitor and Cleaning Supplies ....................................        6515        $ 15,722
                                                                                                                        ------------
 Janitor and Cleaning Contract ....................................        6517        $
                                                                                                                        ------------
 Exterminating Payroll/Contract ...................................        6519        $  8,870
                                                                                                                        ------------
 Exterminating Supplies ...........................................        6520        $
                                                                                                                        ------------
 Garbage and Trash Removal ........................................        6525        $ 19,664
                                                                                                                        ------------
 Security Payroll/Contract ........................................        6530        $ 27,872
                                                                                                                        ------------
 Grounds Payroll ..................................................        6535        $
                                                                                                                        ------------
 Grounds Supplies .................................................        6536        $
                                                                                                                        ------------
 Grounds Contract .................................................        6537        $
                                                                                                                        ------------
 Repairs Payroll ..................................................        6540        $ 33,944
                                                                                                                        ------------
 Repairs Material .................................................        6541        $ 10,646
                                                                                                                        ------------
 Repairs Contract .................................................        6542        $  2,797
                                                                                                                        ------------
 Elevator Maintenance/Contract ....................................        6545        $
                                                                                                                        ------------
 Heating/Cooling Repairs and Maintenance ..........................        6546        $  3,198
                                                                                                                        ------------
 Swimming Pool Maintenance/Contract ...............................        6547        $
                                                                                                                        ------------
 Snow Removal .....................................................        6548        $
                                                                                                                        ------------
 Decorating Payroll/Contract ......................................        6560        $ 13,596
                                                                                                                        ------------
 Decorating Supplies ..............................................        6561        $    130
                                                                                                                        ------------
 Other ............................................................        6570        $
                                                                                                                        ------------
 Miscellaneous Operating & Maintenance Expenses ...................        6590        $    450
                                                                                                                        ------------
 Total Operating & Maintenance Expenses ...........................                                                     $    237,493
                                                                                                                        ------------
Taxes and Insurance - 6700
 Real Estate Taxes ................................................        6710        $164,956
                                                                                                                        ------------
 Payroll Taxes (FICA) .............................................        6711        $ 12,465
                                                                                                                        ------------
 Miscellaneous Taxes, Licenses and Permits ........................        6719        $
                                                                                                                        ------------
 Property and Liability Insurance(Hazard) .........................        6720        $ 60,083
                                                                                                                        ------------
 Fidelity Bond Insurance ..........................................        6721        $    791
                                                                                                                        ------------
 Workmen's Compensation ...........................................        6722        $  4,876
                                                                                                                        ------------
 Health Insurance and Other Employee Benefits .....................        6723        $  4,403
                                                                                                                        ------------
 Other Insurance (specify) ........................................        6729        $
                                                                                                                        ------------
 Total Taxes and Insurance ........................................                                                     $    247,574
                                                                                                                        ------------
Financial Expenses - 6800
Interest on Bonds Payable .........................................        6810        $
                                                                                                                        ------------
 Interest on Mortgage Payable .....................................        6820        $901,140
                                                                                                                        ------------
 Interest on Notes Payable (Long-Term) ............................        6830        $ 20,805
                                                                                                                        ------------
 Interest on Notes Payable (Short-Term) ...........................        6840        $  3,477
                                                                                                                        ------------
 Mortgage Insurance Premium/Service Charge ........................        6850        $ 48,885
                                                                                                                        ------------
 Miscellaneous Financial Expenses ..................AMORITIZATION          6890        $475,739
                                                                                                                        ------------
 Total Financial Expenses .........................................                                                     $  1,450,046
                                                                                                                        ------------
Elderly and Congregate Service Expenses - 6900
 Total Service Expenses-Schedule Attached .........................        6900                                         $     -0-
                                                                                                                        ------------
 Total Cost of Operations Before Depreciation .....................                                                     $  2,220,475
                                                                                                                        ------------
 Profit (Loss) Before Depreciation ................................                                                     $  (237,621)
                                                                                                                        ------------
 Depreciation (Total) - 6600 (specify) ............................        6600                                             $560,271
                                                                                                                        ------------
 Operating Profit or (Loss) .......................................                                                       $(797,892)
                                                                                                                        ------------
 Corporate or Mortgagor Entity Expenses - 7100
Officer Salaries ...............................................           7110        $
                                                                                                                        ------------
 Legal Expenses (Entity) .......................................           7120        $
                                                                                                                        ------------
 Taxes (Federal-State-Entity) ..................................           7130-32     $
                                                                                                                        ------------
 Other Expenses (Entity) .......................................           7190        $
                                                                                                                        ------------
 Total Corporate Expenses ......................................                                                               -0-
                                                                                                                        ------------
 Net Profit or (Loss) ..........................................                                                        $  (797,892)
                                                                                                                         -----------


Warning:HUD will prosecute false claims and statements. Conviction may result in criminal and/or Civil penalties.(U.S.C. 1001, 1010, 1012; 31 U.S.C.
 3729,3802)

Miscellaneous or other income and expenses Sub-account Groups. If miscellaneous or other income and/or expense sub-accounts
(5190,5290,5490,5990,6390,6590,6729,6890 and 7190) exceed the Account
Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

Part II
1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than those required
under the mortgage. $ 22,907
2. Replacement Reserve deposits required by the Regulatory Agreement or
Amendments thereto, even if payments may be temporarily
suspended or waived. $ 47,880
3. Replacement or Painting Reserve releases which are included as expense items on this Profit and Loss statement. $ NONE
4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement. $ NONE
- --------------------------------------------------------------------------------

   The accompanying notes are an integral part of this statement. Page 2 of 2 ref Handbook 4370.2

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                             (Loss)
                             Equity                                          for the                Equity
                 Profit     (Deficit)                                       Year Ended             (Deficit)
                and Loss    January 1,                                     December 31,           December 31,
               Percentage     1995     Distributions      Contributions      1995                   1995
               ----------  ----------  -------------       -------------   ------------           --------


GENERAL
  PARTNERS     1.00       $ ( 28,561)    $     -          $     -          $ (  7,979)          $ ( 36,540)


INVESTOR
  LIMITED
    PARTNER   99.00        1,601,289           -                -            (789,913)               811,376


SPECIAL
  LIMITED
    PARTNER       -              100           -                -                   -                    100
             ------       ----------    ----------        -----------      ----------             ----------



    TOTALS  100.00        $1,572,828    $     -            $     -         $ (797,892)            $  774,936
            ======        ==========    ==========        ===========       ==========             ==========













         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from:
      Rental                                                                                     $ 1,834,209
      Interest                                                                                         6,665
      Other                                                                                           12,223
                                                                                                  ----------
Total cash receipts                                                                              $ 1,853,097
                                                                                                  ----------

   Cash payments for:
      Administrative                                                                             $    66,980
      Management fees                                                                                 98,283
      Utilities                                                                                       82,673
      Salaries and wages                                                                             122,203
      Operating and maintenance                                                                      155,440
      Real estate taxes                                                                              143,674
      Payroll taxes                                                                                   12,465
      Property insurance                                                                              59,139
      Miscellaneous taxes and insurance                                                               10,070
      Interest on mortgage note                                                                      794,270
      Mortgage insurance                                                                              41,883
      Tenant security and other deposits                                                               2,023
      Interest on note                                                                                24,282
                                                                                                  ----------

                     Total cash payments                                                         $ 1,613,385
                                                                                                 -----------
                     Net cash provided by operating activities                                   $   239,712
                                                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of depreciable assets                                                                $   (51,886)
   Decrease (increase) in:
      Reserve for replacement of depreciable assets                                                  (49,071)
      Reserve for taxes and insurance                                                                 (9,937)
      Payment for deferred loan fees                                                                (176,986)
                                                                                                  ----------

                     Net cash used in investing activities                                       $  (287,880)
                                                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage principal payments                                                                   $   (22,907)
   Advance from management agent                                                                      65,750
                                                                                                  -----------

                     Net cash provided by financing activities                                   $    42,843
                                                                                                  -----------

NET (DECREASE) IN CASH                                                                           $    (5,325)

CASH - BEGINNING OF YEAR                                                                             134,688
                                                                                                   ---------

CASH - END OF YEAR                                                                               $   129,363
                                                                                                  ===========




         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                       STATEMENT OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1995



RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net (loss)                                                                                           $(797,892)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                                                     560,271
         Amortization                                                                                     475,739
         Interest                                                                                          94,542
         Mortgage insurance                                                                                 7,290
         Decrease (increase) in:
            Rent supplement receivable                                                                   (116,952)
            Tenant accounts receivable                                                                    (12,805)
            Prepaid property insurance                                                                        944
            Prepaid mortgage insurance                                                                       (288)
            Tenant security deposits - held in trust                                                         (980)
         Increase (decrease) in:
            Accounts payable                                                                              (18,551)
            Accrued mortgage interest                                                                      12,328
            Accrued property taxes                                                                         21,282
            Tenant security deposits - held in trust (contra)                                              (1,043)
            Accrued management fee                                                                         15,827
                                                                                                        ---------

                     Net cash provided by operating activities                                          $ 239,712
                                                                                                        =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                                                          $ 913,094
                                                                                                         ========




















         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP

                              PROJECT NO. 071-35592
                       STATEMENT OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1995



NONCASH INVESTING AND FINANCING TRANSACTIONS
   A bank maintains an escrow account on behalf of the Project for the payment of development fees and amounts due to a general partner. The transactions in the accounts for the year were as follows:

                                                                                 Due to General
                                    Developer Agreement    Developer Fee Payable    Partner from
                                       Escrow Deposit          from Escrow             Escrow

Developer fees
   paid                               $  --                  $   --                    $  --

Gain on investments                    56,996                      --                     56,996
                                      -------                  --------                  -------


         Totals                       $56,996                  $   --                    $56,996
                                      =======                  ========                  =======


The Partnership refinanced its 10% mortgage on April 6, 1995 as follows:

Cash paid                                                                                   $   227,487
Mortgage proceeds                                                                             9,834,700
Refund of real estate tax escrow                                                                 10,828
Refund of insurance escrow                                                                       47,258
Refund of mortgage insurance escrow                                                              29,357
Mortgage payoff                                                                              (9,724,302)
Interest                                                                                        (94,542)
Funding of real estate tax escrow                                                               (24,310)
Funding of insurance escrow                                                                     (64,020)
Funding of mortgage insurance escrow                                                             (7,679)
Payment of mortgage insurance premium                                                           (49,173)
Payment of deferred mortgage fees                                                              (185,604)
                                                                                              ---------
                                                                                            $      -
                                                                                              =========

DISCLOSURE OF ACCOUNTING POLICY
   For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership was organized as a limited partnership formed June 15, 1987 and amended July 13, 1988. Its purpose is to acquire an interest in six buildings located in Chicago, Illinois, and to renovate and operate thereon two hundred-twelve units of low income housing under Section 221(d)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of each year.

The following significant accounting policies have been followed in the preparation of the financial statements:

Deferred loan costs consist of fees for obtaining the HUD Insured Mortgage Loan and are being amortized on the straight-line method over the life of the original mortgage loan. Refinancing costs are being amortized over the life of the new loan. Unamortized permanent loan fees applicable to the original permanent loan were amortized in entirety in the current year. This resulted in additional amortization expense of $457,529 for the year.

Organization costs associated with the formation of the Partnership were amortized using the straight-line method over five years.

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respec- tive partners on their income tax returns.

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

The Partnership maintains cash balances at a bank where accounts are insured by the F.D.I.C. for up to $100,000. Balances in excess of insured limits totalled approximately $60,543 at December 31, 1995.

DEVELOPMENT AGREEMENT/ESCROW DEPOSITS

The Partnership has entered into a Development Agreement with Prairie Parc Corp. (Developer) an affiliate of the General Partners.

For  its  services  in  connection  with  development  of the  Project  and  the supervision of the construction and rehabilitation of the improvements, the developer shall be entitled to receive the aggregate amount of $2,448,865 payable as follows:

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995


DEVELOPMENT AGREEMENT/ESCROW DEPOSITS (Cont'd)

                                                                                            To Be Deposited
                                                                             Total              In Escrow

   Completion date of -
      5417 West Washington Boulevard                                      $  534,546          $  377,932
      5500 West Washington Boulevard                                         342,893             240,684
      5521 West Washington Boulevard                                         685,786             481,368
      5716 West Washington Boulevard                                         220,360             154,654
      5912 West Washington Boulevard                                         220,360             154,654
      3635 West Cermak Road                                                  444,920             309,508
                                                                          ----------          ----------
                Total                                                     $2,448,865          $1,718,800
                                                                          ==========          ==========
      Payments received or deposited through 1994                         $2,448,865          $1,718,800
                                                                          ==========          ==========

Of the $2,448,865 received by the developer, $1,718,800 was deposited by the developer into escrow.

The scheduled source and (use) of funds to be deposited into escrow with American National Bank is as follows:

      Deposit required by developer                                 $1,718,800

      Payment to developer at the later of final closing or
         determination of the annual low income housing credit       (659,400)

      Payment to developer at the later of breakeven date or
         95% occupancy date                                          (259,400)

      Operating reserve                                              (800,000)

Final closing and the determination of the low income housing credit have both been achieved, thus $659,400 was disbursed to the developer during 1990.

The break-even date and 95% occupancy were achieved, thus $259,400 was disbursed to the developer during 1991.

The operating reserve, if not required to fund a net deficit, will be maintained on the following schedule:
                                                                Required
               Year End                                          Reserve
               --------                                        ---------
         December 31, 1990                                    $  800,000
         December 31, 1991                                       640,000
         December 31, 1992                                       480,000
         December 31, 1993                                       320,000
         December 31, 1994                                       160,000
         December 31, 1995                                             -

During 1994 $160,000 was disbursed to the developer from the operating reserve. Consequently, $480,000 of additional reserve releases are available to the developer as of December 31, 1995.

All interest after escrow fees are to be given to the developer.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995


MORTGAGE NOTES PAYABLE

The 10% mortgage was refinanced on April 6, 1995. The new 8.875% mortgage payable is insured by HUD. The apartment project is pledged as collateral for the note. Principal and interest payments of $74,916 commenced June 1, 1995 and continue to May 1, 2035.

As part of the refinancing the remaining balance of the original permanent mortgage placement fees were amortized in entirety in the year ended December 31, 1995. This resulted in an additional amortization expense of $457,529.

Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for taxes, insurance, and replacement of project assets, and is subject to restrictions as to operating policies, rental charges and operating expenditures.

At December 31, 1995, the following amounts were held in escrow:

                     Property tax escrow                  $ 47,005
                     Property insurance escrow              39,443
                     Mortgage insurance escrow              28,063
                     Cash replacement reserve               91,651
                                                          --------

                             Total                        $206,163
                                                          ========

The annual principal reduction for each of the next five years is as follows:

                     1996                                 $ 28,896
                     1997                                   31,349
                     1998                                   34,248
                     1999                                   37,414
                     2000                                   40,873

The liability of the Partnership under the mortgage note is limited to the under-lying value of the real estate collateral.

The junior mortgage payable to the City of Chicago bears interest at 3% per annum and matures at the later of July 1, 2030 or retirement of the FHA insured mortgage. Interest and principal are due in a lump sum upon maturity.

MANAGEMENT AND RENTAL

The Partnership has entered into a management agreement with Prairie Management Corporation for the year ending December 31, 1995. The management fee is equal to 5.7% of gross monthly collections.

A contract with the Department of Housing and Urban Development for Housing Assistance Payments is currently in effect. Under terms of the contracts, a rent subsidy is to be paid under Section 8 of the National Housing Act. Also under the terms of the contracts, the annual rent charged to the tenants is limited to 30% of annual income.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995


MANAGEMENT AGENT ADVANCES

In connection with the refinancing of the first mortgage, Prairie Management Corporation advanced an initial loan of $319,364 which bears interest at 8.5%. The principal balance has been paid down to $62,250 at December 31, 1995.


SUPERVISORY MANAGEMENT FEE

Prairie Parc Corp., an affiliate of the General Partners, is the Supervisory Management Agent. It shall be entitled to a non-cumulative Supervisory Management Fee equal to the lessor of 4% of the gross revenue or 75% of any cash flow after the priority distribution of $21,200 is paid to the Investor Limited Partner. Both the Supervisory Management Fee and the priority distribution are payable only out of surplus cash as defined by the Regulatory Agreement. In no event shall the management fee and supervisory management fee exceed 11% of gross revenues of the project in any fiscal year.


PARTNERSHIP REPORTING FEE

The Investor Limited Partner shall receive an annual $5,000 fee to reimburse it for its cost of providing reports. The fee is payable only out of surplus cash, capital contributions or project expense loans.

PRIORITY DISTRIBUTION

The priority distribution was amended effective with the refinancing under which the Investor Limited Partner is to receive 99% of the surplus cash until it has received an annual amount equal to $21,200.

CASH FLOW (DEFICIT)

The following is a summary of cash flow at December 31, 1995 as defined by the Limited Partnership Agreement:

                     Net (loss)                            $(797,892)
                                                             -------
                      Additions:
                        Depreciation                      $  560,271
                        Amortization                         475,739
                        Interest                              94,542
                        Mortgage insurance                     7,290
                        Increase in accrued property taxes    21,282
                        Increase in prepaid insurance            944
                        Increase in accrued interest payable  12,328
                        Increase in accrued management fee    15,827
                                                           ---------

                                   Total additions        $1,188,223
                                                           ---------

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995


CASH FLOW (DEFICIT) (Cont'd)

                     Subtractions:
                        Payment for deferred loan fees                               $(176,986)
                        Mortgage principal payments                                   ( 22,907)
                        Payments to reserve accounts, net                             ( 59,008)
                        Increase in mortgage insurance                                (    288)
                        Increase in tenant security
                              deposits - held in trust                                (    980)
                        Payments for depreciable and
                              other assets                                            ( 51,886)
                        Decrease in tenant security deposits -
                              held in trust (contra)                                  (  1,043)
                        Decrease in accounts payable                                  ( 18,551)
                        Due to management agent                                       ( 65,750)
                                                                                     ---------

                                   Total subtractions                                $(397,399)

                     Project cash flow                                               $(  7,068)
                                                                                     =========

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                         SUPPORTING DATA REQUIRED BY HUD
                      FOR THE YEAR ENDED DECEMBER 31, 1995


DELINQUENT TENANT ACCOUNTS RECEIVABLE                                            Number of                Amount
                                                                                  Tenants                Past Due

   Delinquent 30 days or less                                                        28                $     7,212
   Delinquent 31-60 days                                                              5                      5,822
   Delinquent 61-90 days                                                              8                      2,659
   Delinquent over 90 days                                                            6                      1,953
                                                                                     --                -----------

                     Total                                                           47                $    17,646
                                                                                     ==                ===========

MORTGAGE ESCROW DEPOSITS
   Estimated amount required as of December 31, 1995 for future payment of:
      Property tax                                                                                     $    48,427
      Property insurance                                                                                    30,821
      Mortgage insurance                                                                                    26,635

                     Total                                                                             $   105,883

      Total confirmed by mortgagee                                                                         114,512

   Amount on deposit in excess of estimated requirements                                               $     8,629
                                                                                                       ===========

TENANT SECURITY DEPOSITS
   Tenant security deposits are held in a separate bank account in the name of the Project.


CASH REPLACEMENT RESERVE
   In accordance  with the  provisions of the regulatory  agreement,  restricted cash  is to be  held by  Heitman  Financial  Services,  Inc.  to be used  for replacement of property with the approval of HUD:
      Balance, January 1, 1995                                                                         $    42,580
      Deposits                                                                                              49,071
      Withdrawals                                                                                                -
                                                                                                        ----------
      Balance, December 31, 1995, confirmed by mortgagee                                               $    91,651
                                                                                                       ===========


ACCOUNTS PAYABLE
   Due within 30 days                                                                                  $    15,408
   Due within 31-60 days                                                                                      -
   Due in more than 60 days                                                                                   -
                                                                                                         ---------

                     Total                                                                             $    15,408
                                                                                                       ===========




         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                         SUPPORTING DATA REQUIRED BY HUD
                      FOR THE YEAR ENDED DECEMBER 31, 1995



ACCRUED TAXES
                                                                                 Period       Date        Amount
   Description of Tax                             Basis for Accrual             Covered        Due       Accrued
      Property tax                                  Prior year tax               1995        1996     $   159,282
         Cook County Collector                                                                         ===========
            Parcel No. 16-08-415-016-0000
            Parcel No. 16-09-318-001-0000
            Parcel No. 16-09-314-032-0000
            Parcel No. 16-08-413-016-0000
            Parcel No. 16-09-320-001-0000
            Parcel No. 16-26-106-005-0000


COMPENSATION OF PARTNERS
   During the calendar year 1995, the partners of Boulevard Commons Limited Partnership did not receive any compensation from rental activities.


SCHEDULE OF UNAUTHORIZED DISTRIBUTIONS
   None


DISTRIBUTIONS PAID TO PARTNERS
   Distributions to partners                                        $   NONE
                                                                  ===========


ACCOUNTS AND NOTES RECEIVABLE - OTHER
   None


ACCOUNTS AND NOTES PAYABLE - OTHER
   None


IDENTITY OF INTEREST COMPANIES
          Company Name              Type of Service  Amount Received
  Prairie Management Corporation       Management      $   114,186
                                                          ===========
  Prairie Management Corporation       Bookkeeping     $     6,996
                                                         ===========

     The General Partners of BOULEVARD COMMONS LIMITED PARTNERSHIP have no identity of interest with any suppliers of the Project with the exception that the Partnership entered into a management agreement with Prairie Management Corporation, an affiliate of a general partner, for management of the Project.



CHANGES IN OWNERSHIP INTEREST
   None

         The accompanying notes are an integral part of this statement.

                 U.S DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

                      HOUSING-FEDERAL HOUSING COMMISSIONER
             OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY
                 COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
                                RESIDUAL RECEIPTS

PROJECT NAME: BOULEVARD COMMONS FISCAL PERIOD ENDED: PROJECT NUMBER:  071-35592
   LIMITED PARTNERSHIP               12/ 31 / 95
                              PART A - COMPUTE SURPLUS CASH

         1. Cash (accounts 1110, 1120, 1191, 1192)                            $ 160,643
         ------------------------------------------------------------------------------
  C      2. Tenant subsidy vouchers due for period
  A         by financial statement                                            $ 133,151
         ------------------------------------------------------------------------------
  S      3.   Other (describe)
  H                                                                        $

          (a) Total Cash (Add Line 1,2 and 3)                                           $ 293,794
  --------------------------------------------------------------------------------------------

  C      4. Accrued mortgage interest payable                                 $ 247,729
         ------------------------------------------------------------------------------
  U
  R   5. Delinquent mortgage principal payments                            $
  R
  E      6. Delinquent deposits to reserve for replacements                $
         ----------------------------------------------------------------------
  N
  T      7. Accounts payable (due within 30 days)                             $  15,408
         ------------------------------------------------------------------------------
         8. Loans and notes payable--
  O        (due within 30 days)                                               $
         ----------------------------------------------------------------------
  B
  L      9. Deficient Tax Insurance or MIP Escrow Deposits                    $
         ----------------------------------------------------------------------
  I
  G  10. Accrued expenses(not escrowed)                                    $    15,827
     -------------------------------------------------------------------------------
  A
  T  11. Prepaid Rents (Account 2210)                                      $
     -----------------------------------------------------------------------
  I
  O  12. Tenant security deposits liability (Account 2191)                 $   27,340
     -------------------------------------------------------------------------------
  N
  S  13. Other (Describe)        ADVANCES FROM MANAGEMENT AGENT            $   65,750
     -------------------------------------------------------------------------------

            (b) Less Total Current Obligations(Add Lines 4 through 13)               $ 372,054
     -----------------------------------------------------------------------------------------
            (c) Surplus Cash (Deficiency)(Line (a) minus Line (b))                   $( 78,260)
     ------------------------------------------------------------------------------------------
     PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1. Surplus Cash                                                                    $  NONE
       2a. Annual Distribution Earned During Fiscal Period
            Covered by the Statement                                      $
       2b. Distribution Accrued and Unpaid as of the
           End of the Prior Period                                        $
       2c. Distributions paid During Fiscal Period Covered by Statement   $
       3.  Amount to be Carried on Balance Sheet as Distribution
           Earned but Unpaid (Line 2a plus 2b minus 2c)                   $
  -------------------------------------------------------------------------
  4. Amount Available for Distribution During Next Fiscal Period
                                                                                    $ NONE
  5. Deposit Due Residual Receipts
      (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)    $
  -----------------------------------------------------------------------------------
            PREPARED BY                                                 REVIEWED BY
  LOAN TECHNICIAN                                           LOAN OFFICER

  DATE                                                      DATE



 The accompanying notes are an integral part of this statement. HUD-93486 12-80

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1995


           CHANGES IN FIXED ASSETS

                           A s s e t s                                           Accumulated Depreciation                      Net
           Balance,                                   Balance,      Balance,                               Balance,       Book Value
         January 1,                                December 31,    January 1,     Current               December 31,    December 31,
            1995      Additions    Deductions         1995            1995       Provisions   Deductions      1995         1995
        -----------   ----------   -----------     -----------     -----------   ----------   ----------     -------    -----------

Land    $     318,000   $    --       $    --       $   318,000   $      --     $      --     $      --     $    --  $      318,000


Buildings  13,753,423   *  51,886          --        13,805,309     2,634,566       500,774          --     3,135,340    10,669,969


Building
  equipment -
portable     616,354          --            --           616,354       510,706       59,497          --       570,203        46,151


Maintenance
equipment      2,381          --            --            2,381          2,381           --          --         2,381          --
            ---------     ---------     -----------   -----------   -----------   -----------   -----------   ----------- ---------
  TOTALS $14,690,158   $  51,886     $    --         $14,742,044   $ 3,147,653   $   560,271   $      --   $3,707,924   $11,034,120
           =========     =========     ===========   ===========   ===========   ===========   ===========  ===========  ==========





          * Roof Repairs





         The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                         SUPPORTING DATA REQUIRED BY HUD
                      FOR THE YEAR ENDED DECEMBER 31, 1995



SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS
AS OF DECEMBER 31, 1995:


A.    Funds Held by Mortgagor, Regular Operating Account:

      1.    American National Bank (Checking) *                   $   128,733
      2.    American National Bank (Savings, 3.15%) *                     530
                                                                  -----------
                       Operating Account                          $   129,263


B.    Funds Held by Mortgagor in Trust, Tenant Security Deposit:

      1.    American National Bank (Savings, 3.15%)                   31,280
                                                                 -----------



                        Total Funds Held by Mortgagor            $   160,543
                                                                  -----------


C.    Fund Held by Mortgagee:

      1.    Mortgage Escrow +                                    $   114,512
      2.    Replacement Reserve +                                     91,651
                                                                 -----------


                        Total Funds Held by Mortgagee            $   206,163
                                                                 -----------




TOTAL FUNDS IN FINANCIAL INSTITUTIONS                            $   366,706
                                                                 ===========










* Balances confirmed by American National Bank and Trust Company of Chicago + Balances confirmed by Heitman Financial Services, Inc.






The accompanying notes are an integral part of this statement.

[LETTERHEAD]
[LOGO]


                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS

To the Partners                                    HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                   Chicago, Illinois
Chicago, Illinois


We  have  audited  the  financial   statements  of  BOULEVARD   COMMONS  LIMITED
PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1995 and have issued our report thereon dated January 19, 1996.

We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the specific program requirements governing federal financial reporting, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, distributions to owners, tenant applications, eligibility, and recertification, and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1995. The management of BOULEVARD COMMONS LIMITED PARTNERSHIP is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, BOULEVARD COMMONS LIMITED PARTNERSHIP complied, in all material respects with the requirements described above that are applicable to its major HUD assisted programs, for the year ended December 31, 1995.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ Haran & Assocoates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580
January 19, 1996

[LETTERHEAD]
[LOGO]

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                                INTERNAL CONTROL

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                    Chicago, Illinois
Chicago, Illinois

We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1995 and have issued our report thereon dated January 19, 1996. We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with requirements applicable to the major HUD-assisted programs and have issued our report thereon dated January 19, 1996.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by he U.S. Department of Housing and Urban Development, Office of the Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether BOULEVARD COMMONS LIMITED PARTNERSHIP complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted programs.

The management of BOULEVARD COMMONS LIMITED PARTNERSHIP is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

[LETTERHEAD]
[LOGO]

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                          INTERNAL CONTROL (CONTINUED)



We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of the internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to BOULEVARD COMMONS LIMITED PARTNERSHIP's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policies and procedures. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure policies and procedures used in administering major HUD-assisted programs would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a major HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of internal control structure and its operations that we consider to be material weaknesses as defined above.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate NO. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580

January 19, 1996

[LETTERHEAD]
[LOGO]

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                            AFFIRMATIVE FAIR HOUSING




To the Partners                                       HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois


We  have  audited  the  financial   statements  of  BOULEVARD   COMMONS  LIMITED
PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1995, and have issued our report thereon dated January 19, 1996.

We have applied procedures to test BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1995.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector general in July 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of the test disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/ Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit partner:  James E. Haran  (847)853-2580

January 19, 1996

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592



                    EMPLOYER IDENTIFICATION NUMBER 36-3539155


                         CERTIFICATE OF GENERAL PARTNERS




                 We hereby certify that we have examined the accompanying

                 financial statements and supporting data for BOULEVARD

                 COMMONS LIMITED PARTNERSHIP and, to the best of our

                 knowledge and belief, the same is complete and accurate.



                             BOULEVARD COMMONS LIMITED PARTNERSHIP


                         By__________________________________________
                                          Robert C. King

                         Title            General Partner


                         Date             January 19, 1996




                         By__________________________________________


                         Title            General Partner


                         Date             January 19, 1996

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592




                         CERTIFICATE OF MANAGEMENT AGENT




                 I hereby certify that I have examined the accompanying

                 financial statements and supporting data for BOULEVARD

                 COMMONS LIMITED PARTNERSHIP and, to the best of my

                 knowledge and belief, the same is complete and accurate.



                                 PRAIRIE MANAGEMENT CORPORATION
                                              MANAGEMENT AGENT


                         By__________________________________________
                                          Robert C. King

                         Title               President


                         Date             January 19, 1996