Form 10-Q
period 1996-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1996-08-13
CIK 810663

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended June 30, 1996
         File No. 0-16796


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

For the quarterly period ended       June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from                 to



For Quarter Ended   June 30, 1996       Commission file number    0-16796


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
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page No.
- ------------------------------                                        --------

Item 1. Financial Statements

   Combined Balance Sheets - June 30, 1996 (Unaudited)
   and March 31, 1996                                                     1

   Combined Statements of Operations (Unaudited) - For the Three
   Months Ended June 30, 1996 and 1995                                    2

   Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
   For the Three Months Ended June 30, 1996                               3

   Combined Statements of Cash Flows (Unaudited) - For the Three
   Months Ended June 30, 1996 and 1995                                    4

   Notes to Combined Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

PART II - OTHER INFORMATION

Items 1-6                                                                14

SIGNATURE                                                                15

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                             COMBINED BALANCE SHEETS

                                                                       June 30,               March 31,
                                                                         1996                   1996
                                                                      (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                          $    429,247          $    678,567
   Tenant security deposits                                                  5,056                 4,067
   Other current assets                                                    219,855                67,483
                                                                      ------------          ------------
     Total current assets                                                  654,158               750,117

Investments in Local Limited Partnerships
   (net of reserve for valuation of
   $665,409 and $787,526, respectively) (Note 2)                         6,008,926             6,447,339
Marketable securities, at fair value (Note 1)                            2,015,419             1,998,381
Rental property at cost, net of
   accumulated depreciation                                              1,125,323             1,135,368
Mortgage escrow deposits                                                     7,656                 5,816
Bond trusts                                                                 70,140                70,140
Deferred charges, net of accumulated
   amortization of $29,827 and $29,021, respectively                        50,787                51,593
                                                                      ------------          ------------
     Total Assets                                                     $  9,932,409          $ 10,458,754
                                                                      ============          ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                     $     22,328          $     16,763
   Accounts payable and accrued expenses                                    37,847                94,274
   Current portion of bonds payable                                        117,975               117,975
   Accrued interest                                                         98,819                68,819
   Tenant security deposits payable                                          4,763                 2,936
                                                                      ------------          ------------
     Total current liabilities                                             281,732               300,767

Bonds payable                                                            1,092,025             1,092,025
                                                                      ------------          ------------
     Total Liabilities                                                   1,373,757             1,392,792
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              59,028                59,219
                                                                      ------------          ------------


General, Initial and Investor Limited Partners' Equity                   8,512,992             9,006,780
Net unrealized losses on marketable securities                             (13,368)                  (37)
                                                                      ------------          ------------
     Total Partners' Equity                                              8,499,624             9,006,743
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  9,932,409          $ 10,458,754
                                                                      ============          ============

The  accompanying  notes  are  an  integral  part  of  these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                          1996                    1995
                                                                        (Note 2)
Revenue:
   Rental                                                            $      46,301             $         -
   Investment                                                               31,042                  32,930
   Other                                                                     4,357                   2,550
                                                                     -------------             -----------
      Total Revenue                                                         81,700                  35,480
                                                                     -------------             -----------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $38,748 and $31,929 in 1996 and
     1995, respectively)                                                    78,342                  72,695
   Rental operations, exclusive of depreciation                             26,949                       -
   Depreciation                                                             10,045                       -
   Amortization                                                             27,075                  27,141
   Interest                                                                 30,035                       -
   Adjustment to provision for valuation of
    investments in Local Limited Partnerships                             (122,117)                      -
                                                                     -------------             -----------
     Total Expenses                                                         50,329                  99,836
                                                                     -------------             -----------

Income (loss) before equity in losses of
   Local Limited Partnerships                                               31,371                 (64,356)

Minority interest in loss of Local Limited Partnership                         191                       -

Equity in losses of Local Limited Partnerships                            (525,350)               (524,898)
                                                                     -------------             -----------

Net Loss                                                             $    (493,788)            $  (589,254)
                                                                     =============             ===========

Net Loss allocated:
   To General Partners                                               $      (4,938)            $    (5,893)
   To Limited Partners                                                    (488,850)               (583,361)
                                                                     -------------             -----------
                                                                     $    (493,788)            $  (589,254)
                                                                     =============             ===========

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                    $       (9.78)            $    (11.67)
                                                                     =============             ===========


The  accompanying  notes  are  an  integral  part  of  these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996


                                                           Initial        Investor            Net
                                           General         Limited         Limited        Unrealized
                                           Partners       Partners        Partners          Losses         Total
Balance at March 31, 1996                $  (344,429)      $ 4,648       $ 9,346,561      $     (37)   $  9,006,743

Net change in net unrealized losses
   on marketable securities
   available for sale                              -             -                 -        (13,331)        (13,331)

Net Loss                                      (4,938)            -          (488,850)             -        (493,788)
                                         -----------       -------       -----------      ---------    ------------

Balance at June 30, 1996                 $  (349,367)      $ 4,648       $ 8,857,711      $ (13,368)   $  8,499,624
                                         ===========       =======       ===========      =========    ============

The  accompanying  notes  are  an  integral  part  of  these financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                               1996                1995
                                                                             (Note 2)
Net cash used for operating activities                                    $  (275,236)          $  (43,552)
                                                                          -----------           ----------

Cash flows from investing activities:
   Purchases of marketable securities                                        (686,287)            (175,656)
   Proceeds from sales and maturities of marketable securities                684,625               34,012
   Cash distributions received from Local Limited Partnerships                 27,578                    -
                                                                          -----------           ----------
Net cash provided by (used for) investing activities                           25,916             (141,644)
                                                                          -----------           ----------

Net decrease in cash and cash
   equivalents                                                               (249,320)            (185,196)

Cash and cash equivalents, beginning                                          678,567              308,216
                                                                          -----------           ----------

Cash and cash equivalents, ending                                         $   429,247           $  123,020
                                                                          ===========           ==========

The  accompanying  notes  are  an  integral  part  of  these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                               Gross              Gross
                                                             Unrealized         Unrealized      Fair
                                              Cost              Gains            Losses         Value
Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies              $ 1,361,101           $  2,478        $(11,971)    $ 1,351,608

Mortgage backed securities                    458,765                428          (5,335)        453,858

Other debt securities                         208,921              1,236            (204)        209,953
                                          -----------           --------        --------     -----------

Marketable securities
   at June 30, 1996                       $ 2,028,787           $  4,142        $(17,510)    $ 2,015,419
                                          ===========           ========        ========     ===========

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies              $ 1,394,653           $  2,050        $ (7,271)    $ 1,389,432

Mortgage backed securities                    247,382              1,792            (164)        249,010

Other debt securities                         356,383              3,783            (227)        359,939
                                          -----------           --------        --------     -----------

Marketable securities
   at March 31, 1996                      $ 1,998,418           $  7,625        $ (7,662)    $ 1,998,381
                                          ===========           ========        ========     ===========

The contractual maturities at June 30, 1996 are as follows:
                                                            Fair
                                             Cost           Value
Due in one year or less                 $   245,135     $   246,668
Due in one year to five years             1,324,887       1,314,893
Mortgage backed securities                  458,765         453,858
                                         -----------     -----------
                                        $ 2,028,787     $ 2,015,419
                                         ===========     ===========

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $685,000 and $34,000 for the three months ended June 30, 1996 and 1995, respectively. Included in investment income are gross gains of $33,022 and gross losses of $4,315 which were realized on these sales in the three months ended June 30, 1996 and gross gains of $33 and gross losses of $308 which were realized on these sales in the three months ended June 30, 1995.


2.   Investments in Local Limited Partnerships

The Partnership has acquired interests in thirty-three Local Limited Partnerships, excluding Hughes Apartments Ltd. ("Hughes"), which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

On October 27, 1995, an affiliate of the Partnership's Managing General Partners, BF Harbour View, Inc., became the Local General Partner of Hughes, a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership, these combined financial statements include all activity of Hughes Apartments, Ltd., at March 31, 1996. All significant intercompany balances have been eliminated.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at June 30, 1996, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,308,830

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $10,164,171)                                 (31,963,331)

Cumulative cash distributions received from Local Limited Partnerships                        (1,442,117)
                                                                                        -----------------

Investments in Local Limited Partnerships before adjustment                                    2,903,382

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                    (999,624)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      6,674,335

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (665,409)
                                                                                        -----------------
                                                                                        $      6,008,926
                                                                                        =================


              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested, excluding Hughes, is as follows:

Summarized Balance Sheets - March 31, 1996 (Unaudited)

Assets:
   Investment property, net                              $  108,094,977
   Current assets                                             4,178,246
   Other assets                                               8,640,426
                                                          --------------
       Total Assets                                      $  120,913,649
                                                          ==============

Liabilities and Partners' Deficit:
   Current liabilities                                   $    5,318,458
   Long-term debt                                           113,128,252
   Other liabilities                                         11,886,430
                                                         --------------
       Total Liabilities                                    130,333,140

Partners' Deficit                                            (9,419,491)
                                                         --------------
Total Liabilities and Partners' Deficit                  $  120,913,649
                                                         ==============

Summarized Income Statements - for the
three months ended March 31, 1996 (Unaudited)

Rental and other income                                  $    5,032,543
                                                         --------------

Expenses:
   Operating                                                  2,452,404
   Interest                                                   2,479,304
   Depreciation and amortization                              1,193,195
                                                           --------------
         Total Expenses                                       6,124,903
                                                           --------------
         Net Loss                                        $   (1,092,360)
                                                           ==============

Partnership's share of Net Loss                          $   (1,081,034)
                                                           ==============
Other Partners' share of Net Loss                        $      (11,326)
                                                           ==============

For the three months ended June 30, 1996, the Partnership has not recognized $574,351 of equity in losses relating to ten Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in
Note 2 to the financial statements is $45,239 of fees earned by BFPM for the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.      Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Current assets:
   Cash and cash equivalents              $    394,536        $     34,711       $      -        $     429,247
   Tenant security deposits                          -               5,056              -                5,056
   Other current assets                        211,025               8,830              -              219,855
                                          ------------        ------------       --------        -------------
     Total current assets                      605,561              48,597              -              654,158

Investments in Local Limited
   Partnerships                              5,931,754                   -         77,172            6,008,926
Marketable securities, at fair value         2,015,419                   -              -            2,015,419
Rental property at cost, net of
   accumulated depreciation                          -           1,125,323              -            1,125,323
Mortgage escrow deposits                             -               7,656              -                7,656
Bond trusts                                          -              70,140              -               70,140
Deferred charges, net                                -              50,787              -               50,787
                                          ------------        ------------       --------        -------------
     Total Assets                         $  8,552,734        $  1,302,503       $ 77,172        $   9,932,409
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliates         $     22,328        $          -       $      -        $      22,328
   Accounts payable and accrued
     expenses                                   30,782               7,065              -               37,847
   Current portion of bonds payable                  -             117,975              -              117,975
   Accrued interest                                  -              98,819              -               98,819
   Tenant security deposits payable                  -               4,763              -                4,763
                                          ------------        ------------       --------        -------------
     Total current liabilities                  53,110             228,622              -              281,732

Bonds payable                                        -           1,092,025              -            1,092,025
                                          ------------        ------------       --------        -------------
     Total Liabilities                          53,110           1,320,647              -            1,373,757
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         59,028               59,028
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity                  8,512,992             (18,144)        18,144            8,512,992
Net unrealized losses                          (13,368)                  -              -              (13,368)
                                          ------------        ------------       --------        -------------
     Total Partners' Equity                  8,499,624             (18,144)        18,144            8,499,624
                                          ------------        ------------       --------        -------------
     Total Liabilities and
       Partners' Equity                   $  8,552,734        $  1,302,503       $ 77,172        $   9,932,409
                                          ============        ============       ========        =============

(A) June 30, 1996. (B) March 31, 1996.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     46,301       $       -        $     46,301
   Investment                                    31,042                  -               -              31,042
   Other                                          1,900              2,457               -               4,357
                                          -------------       ------------       ---------        ------------
     Total Revenue                               32,942             48,758               -              81,700
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    78,342                  -               -              78,342
   Rental operations, exclusive
     of depreciation                                  -             26,949               -              26,949
   Depreciation                                       -             10,045               -              10,045
   Amortization                                  26,269                806               -              27,075
   Interest                                           -             30,035               -              30,035
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                      (122,117)                 -               -            (122,117)
                                          --------------      ------------       ---------        -------------
     Total Expenses                             (17,506)            67,835               -              50,329
                                          --------------      ------------       ---------        ------------

Income (Loss) before equity in
   losses of Local Limited
   Partnerships                                  50,448            (19,077)              -              31,371

Minority interest in loss of
   Local Limited Partnership                          -                  -             191                 191

Equity in losses of Local
   Limited Partnerships                        (544,236)                 -          18,886            (525,350)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (493,788)      $    (19,077)      $  19,077        $   (493,788)
                                          =============       ============       =========        ============


(A) For the three months ended June 30, 1996. (B) For the three months ended March 31, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined
Net cash provided by (used for)
   operating activities                    $  (283,863)        $    8,627       $       -          $   (275,236)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities         (686,287)                 -               -              (686,287)
   Proceeds from sales and maturities
     of marketable securities                  684,625                  -               -               684,625
   Cash distributions received from
     Local Limited Partnerships                 27,578                  -               -                27,578
                                           -----------         ----------       ---------          ------------
Net cash provided by
   investing activities                         25,916                  -               -                25,916
                                           -----------         ----------       ---------          ------------

Net increase (decrease) in cash and
   cash equivalents                           (257,947)             8,627               -              (249,320)

Cash and cash equivalents, beginning           652,483             26,084               -               678,567
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   394,536         $   34,711       $       -          $    429,247
                                           ===========         ==========       =========          ============

(A) For the three months ended June 30, 1996. (B) For the three months ended March 31, 1996.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Partnership, including the combined entity, had cash and cash equivalents of $429,247 compared with $678,567 at March 31, 1996. The decrease is attributable to cash used for operations offset by cash distributions received from Local Limited Partnerships.

At June 30, 1996, approximately $2,035,000 of cash, cash equivalents and marketable securities has been designated as reserves. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficit, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 1996.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1996 resulted in a net loss of $493,788, as compared to a net loss of $589,254 for the same period in 1995. The improved net loss position is primarily attributable to an adjustment to the reserve for valuation of investments in Local Limited Partnerships. This adjustment is equal to 2225 New York Avenue L.P.'s loss incurred during the three months ended March 31, 1996.


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

Property Discussions (continued)

At Pebble Creek, continued deficits caused by high security and repair costs, and high turnover has resulted in a mortgage default and the mortgage was assigned to HUD. An affiliate of the Managing General Partner had become actively involved in discussions on a workout plan to address the mortgage default and deferred maintenance issues. The Arlington Housing Authority has expressed some interest in purchasing the mortgage to maintain the stability of Pebble Creek as a local housing facility. The Local General Partners have expressed their desire to sell their interests in the property. There is also the possibility that the current management agent may be replaced. The carrying value of the Partnership's investment in this Local Limited Partnership is zero at June 30, 1996.

Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies. The restructuring for Cass House closed in June 1996; the closing for Verdean Gardens is expected to occur by September 1996. Both restructurings will require contributions from Partnership reserves. Under the existing subsidy agreements, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at June 30, 1996.

At Hughes Apartments, located in Mandan, North Dakota, construction to repair the damaged units is ongoing, and occupancy has increased. The Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs will be funded from Partnership reserves. As a result of the above actions, the property's occupancy level, as well as property operations have significantly improved as of June 30, 1996.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 13, 1996       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                          By: 29 Franklin Street, Inc.,
                              its Managing General Partner



                                 /s/ Georgia Murray
                                 Georgia Murray
                                 A Managing Director, Treasurer
                                 and Chief Financial Officer