Form 10-Q
period 1996-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1996-11-14
CIK 810663

November 13, 1996





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Limited Partnership
        Report on Form 10-Q for Quarter Ended September 30, 1996
        File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller








QH1-10Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from       to



For Quarter Ended  September 30, 1996     Commission file number    0-16796



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

                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                        --------

Item 1. Financial Statements

         Combined Balance Sheets - September 30, 1996 (Unaudited)
            and March 31, 1996                                             1

         Combined Statements of Operations (Unaudited) - For the Three and
            Six Months Ended September 30, 1996 and 1995                   2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1996                    3

         Combined Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1996 and 1995                       4

         Notes to the Combined Financial Statements (Unaudited)            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

PART II - OTHER INFORMATION

Items 1-6                                                                  14

SIGNATURE                                                                  15

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                             COMBINED BALANCE SHEETS

                                                                     September 30,            March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                          $    286,076          $    678,567
   Accounts receivable                                                     195,515                45,444
   Tenant security deposits                                                  4,183                 4,067
   Other current assets                                                     20,181                22,039
                                                                      ------------          ------------
     Total current assets                                                  505,955               750,117

Investments in Local Limited Partnerships
   (net of reserve for valuation of
   $622,924 and $787,526 in September and
   March, respectively) (Note 2)                                         5,355,609             6,447,339
Marketable securities, at fair value (Note 1)                            2,091,722             1,998,381
Rental property at cost, net of
   accumulated depreciation                                              1,170,561             1,135,368
Mortgage escrow deposits                                                    10,416                 5,816
Bond trusts                                                                 70,140                70,140
Deferred charges, net of accumulated
   amortization of $30,633 and $29,021 in
   September and March, respectively                                        49,981                51,593
                                                                      ------------          ------------
     Total Assets                                                     $  9,254,384          $ 10,458,754
                                                                      ============          ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                     $     11,030          $     16,763
   Accounts payable and accrued expenses                                    30,451                94,274
   Current portion of bonds payable                                        117,975               117,975
   Accrued interest                                                         68,819                68,819
   Tenant security deposits payable                                          4,925                 2,936
                                                                      ------------          ------------
     Total current liabilities                                             233,200               300,767

Bonds payable                                                            1,092,025             1,092,025
                                                                      ------------          ------------
     Total Liabilities                                                   1,325,225             1,392,792
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              58,872                59,219
                                                                      ------------          ------------


General, Initial and Investor Limited Partners' Equity                   7,878,465             9,006,780
Net unrealized losses on marketable securities                              (8,178)                  (37)
                                                                      -------------         ------------
     Total Partners' Equity                                              7,870,287             9,006,743
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  9,254,384          $ 10,458,754
                                                                      ============          ============

     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                              Three Months Ended                         Six Months Ended
                                     September 30,         September 30,        September 30,         September 30,
                                         1996                  1995                 1996                  1995
                                    --------------        --------------        -------------        ---------
                                       (Note 2)                                   (Note 2)

Revenues:
   Rental                           $      58,123         $           -         $     104,424        $           -
   Investment                              36,821                31,643                67,863               64,573
   Other                                    1,314                 3,049                 5,671                5,599
                                    -------------         -------------         -------------        -------------
       Total Revenue                       96,258                34,692               177,958               70,172
                                    -------------         -------------         -------------        -------------

Expenses:
   General and administrative
      (includes reimbursements to
      affiliates in the amounts of
      $72,089 and $63,208 in 1996
      and 1995, respectively)               3,439                62,429                81,781              135,124
   Rental Operations, exclusive
     of depreciation                       28,487                     -                55,436                    -
   Depreciation                            10,319                     -                20,364                    -
   Amortization                            20,301                25,850                47,376               52,991
   Interest                                35,204                     -                65,239                    -
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships        (42,485)             (238,409)             (164,602)            (238,409)
                                    -------------         -------------         --------------       -------------
       Total Expenses                      55,265              (150,130)              105,594              (50,294)
                                    -------------         -------------         -------------        -------------

Income before equity in
   income (losses) of Local
   Limited Partnerships                    40,993               184,822                72,364              120,466

Minority interest in loss of
   Local Limited Partnership                  156                     -                   347

Equity in income (losses) of
   Local Limited Partnerships            (675,676)               69,726            (1,201,026)            (455,172)
                                    -------------         -------------         -------------        -------------

Net Income (Loss)                   $    (634,527)        $     254,548         $  (1,128,315)       $    (334,706)
                                    =============         =============         =============        =============

Net Income (Loss) allocated:
   To General Partners              $      (6,345)        $       2,546         $     (11,283)       $      (3,347)
   To Limited Partners                   (628,182)              252,002            (1,117,032)            (331,359)
                                    -------------         -------------         -------------        -------------
                                    $    (634,527)        $     254,548         $  (1,128,315)       $    (334,706)
                                    =============         =============         =============        =============

Net Income (Loss) per Limited
   Partnership Unit (50,000 Units)  $     (12.56)         $        5.04         $     (22.34)        $       (6.63)
                                    ============          =============         ============         =============

     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996


                                                           Initial      Investor              Net
                                           General         Limited       Limited          Unrealized
                                           Partners       Partners      Partners            Losses         Total

Balance at March 31, 1996                $  (344,429)      $ 4,648     $ 9,346,561        $     (37)   $  9,006,743

Net change in net unrealized
   losses on marketable securities
   available for sale                              -             -               -           (8,141)         (8,141)

Net Loss                                     (11,283)            -      (1,117,032)               -      (1,128,315)
                                         -----------       -------     -----------        ---------    ------------

Balance at September 30, 1996            $  (355,712)      $ 4,648     $8,229,529         $ (8,178)    $  7,870,287
                                         ===========       =======     ===========      =============   ============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995

                                                                               1996                   1995
                                                                          -------------          ---------

Net cash used for operating activities                                     $   (304,883)          $  (129,422)
                                                                           ------------           -----------

Cash flows from investing activities:
   Purchases of marketable securities                                          (885,037)             (979,735)
   Proceeds from sales and maturities of
     marketable securities                                                      824,777               875,948
   Cash distributions received from Local
     Limited Partnerships                                                        28,209                     -
   Purchase of rental property                                                  (55,557)                    -
                                                                           ------------           -----------
Net cash used for investing activities                                          (87,608)             (103,787)
                                                                           ------------           -----------

Net decrease in cash and cash equivalents                                      (392,491)             (233,209)

Cash and cash equivalents, beginning                                            678,567               308,216
                                                                           ------------           -----------

Cash and cash equivalents, ending                                          $    286,076           $    75,007
                                                                           ============           ===========

Supplemental disclosure:
   Cash paid for interest                                                  $     65,239           $         -
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. Certain amounts in the prior period financial statements have been reclassified herein to conform with the current period presentation. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                               Gross              Gross
                                                             Unrealized         Unrealized      Fair
                                              Cost              Gains            Losses         Value
Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies              $ 1,510,477           $  4,526        $(10,296)    $ 1,504,707

Mortgage backed securities                    449,266                434          (3,376)        446,324

Other debt securities                         140,157                677            (143)        140,691
                                          -----------           --------        --------     -----------

Marketable securities
   at September 30, 1996                  $ 2,099,900           $  5,637        $(13,815)    $ 2,091,722
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
                                          ===========           ========        ========     ===========

The contractual maturities at September 30, 1996 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in one year or less                                                      $   295,730     $   298,560
Due in one year to five years                                                  1,354,904       1,346,838
Mortgage backed securities                                                       449,266         446,324
                                                                             -----------     -----------
                                                                             $ 2,099,900     $ 2,091,722
                                                                             ===========     ===========

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $825,000 and $876,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $45,632 and $3,730 and gross losses of $4,410 and $7,094 which were realized on these sales during the six months ended September 30, 1996 and 1995, respectively.


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

On October 27, 1995, an affiliate of the Partnership's Managing General Partners, BF Harbour View, Inc., became the Local General Partner of Hughes, a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership, these combined financial statements include all activity of Hughes Apartments, Ltd., beginning on March 31, 1996. All significant intercompany balances have been eliminated.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at September 30, 1996, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,308,830

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $10,731,471)                                 (32,639,007)

Cumulative cash distributions received from Local Limited Partnerships                        (1,442,748)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                    2,227,075

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,019,119)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      5,978,533

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (622,924)

                                                                                        $      5,355,609
                                                                                        ----------------

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested, excluding Hughes, is as follows:

Summarized Balance Sheets - June 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                               $  106,951,772
   Current assets                                                                              2,135,740
   Other assets                                                                                9,632,683
                                                                                          --------------
       Total Assets                                                                       $  118,720,195
                                                                                          ==============

Liabilities and Partners' Deficit:
   Current liabilities                                                                    $    4,534,700
   Long-term debt                                                                            121,903,198
   Other liabilities                                                                           3,264,052
                                                                                          --------------
       Total Liabilities                                                                     129,701,950

Partners' Deficit                                                                            (10,981,755)
                                                                                          ---------------
Total Liabilities and Partners' Deficit                                                   $  118,720,195
                                                                                          ==============

Summarized Income Statements - for the
six months ended June 30, 1996 (Unaudited)

Rental and other income                                                                   $   10,468,726
                                                                                          --------------

Expenses:
   Operating                                                                                   5,459,483
   Interest                                                                                    4,970,831
   Depreciation and amortization                                                               2,386,304
                                                                                          --------------
         Total Expenses                                                                       12,816,618

         Net Loss                                                                         $   (2,347,892)
                                                                                          ==============

Partnership's share of Net Loss                                                           $   (2,324,010)
                                                                                          ==============
Other Partners' share of Net Loss                                                         $      (23,882)
                                                                                          ==============

For the six months ended September 30, 1996, the Partnership has not recognized $1,141,651 of equity in losses relating to fourteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

3.   Transactions with Affiliates

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. The property management fee charged to each property is equal to 5% of property gross revenues. Included in operating expenses in the summarized income statements in
Note 2 to the financial statements is $90,438 of fees earned by BFPM for the six months ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.      Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Current assets:
   Cash and cash equivalents              $    284,809        $      1,267       $      -        $     286,076
   Accounts receivable                         242,492               6,512        (53,489)             195,515
   Tenant security deposits                          -               4,183              -                4,183
   Other current assets                         20,181                   -              -               20,181
                                          ------------        ------------       --------        -------------
     Total current assets                      547,482              11,962        (53,489)             505,955

Investments in Local Limited
   Partnerships, net                         5,262,837                   -         92,772            5,355,609
Marketable securities, at fair value         2,091,722                   -              -            2,091,722
Rental property at cost, net of
   accumulated depreciation                          -           1,170,561              -            1,170,561
Mortgage escrow deposits                             -              10,416              -               10,416
Bond trusts                                          -              70,140              -               70,140
Deferred charges, net                                -              49,981              -               49,981
                                          ------------        ------------       --------        -------------
     Total Assets                         $  7,902,041        $  1,313,060       $ 39,283        $   9,254,384
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliate          $     11,030        $     53,489       $(53,489)       $      11,030
   Accounts payable and accrued
     expenses                                   20,724               9,727              -               30,451
   Current portion of bonds payable                  -             117,975              -              117,975
   Accrued interest                                  -              68,819              -               68,819
   Tenant security deposits payable                  -               4,925              -                4,925
                                          ------------        ------------       --------        -------------
     Total current liabilities                  31,754             254,935        (53,489)             233,200

Bonds payable                                        -           1,092,025              -            1,092,025
                                          ------------        ------------       --------        -------------
     Total Liabilities                          31,754           1,346,960        (53,489)           1,325,225
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         58,872               58,872
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity                  7,878,465             (33,900)        33,900            7,878,465
Net unrealized losses                           (8,178)                  -              -               (8,178)
                                          -------------       ------------       --------        -------------
     Total Partners' Equity                  7,870,287             (33,900)        33,900            7,870,287
                                          ------------        ------------       --------        -------------
     Total Liabilities and
       Partners' Equity                   $  7,902,041        $  1,313,060       $ 39,283        $   9,254,384
                                          ============        ============       ========        =============

(A) As of September 30, 1996.
(B) As of June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1996

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     58,123       $       -        $     58,123
   Investment                                    36,798                 23               -              36,821
   Other                                            400                914               -               1,314
                                          -------------       ------------       ---------        ------------
     Total Revenue                               37,198             59,060               -              96,258
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                     3,439                  -               -               3,439
   Rental operations, exclusive
     of depreciation                                  -             28,487               -              28,487
   Depreciation                                       -             10,319               -              10,319
   Amortization                                  19,495                806               -              20,301
   Interest                                           -             35,204               -              35,204
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                       (42,485)                 -               -             (42,485)
                                          -------------       ------------       ---------        ------------
     Total Expenses                             (19,551)            74,816               -              55,265
                                          -------------       ------------       ---------        ------------

Income (Loss) before equity in losses
   of Local Limited Partnerships                 56,749            (15,756)              -              40,993

Minority interest in loss of
   Local Limited Partnership                          -                  -             156                 156

Equity in losses of Local
   Limited Partnerships                        (691,276)                 -          15,600            (675,676)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (634,527)      $    (15,756)      $  15,756        $   (634,527)
                                          =============       ============       =========        ============


(A) For the three months  ended  September  30,  1996.
(B) For the three months ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1996

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $    104,424       $       -        $    104,424
   Investment                                    67,840                 23               -              67,863
   Other                                          2,300              3,371               -               5,671
                                          -------------       ------------       ---------        ------------
     Total Revenue                               70,140            107,818               -             177,958
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    81,781                  -               -              81,781
   Rental operations, exclusive
     of depreciation                                  -             55,436               -              55,436
   Depreciation                                       -             20,364               -              20,364
   Amortization                                  45,764              1,612               -              47,376
   Interest                                           -             65,239               -              65,239
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                      (164,602)                 -               -            (164,602)
                                          -------------       ------------       ---------        ------------
     Total Expenses                             (37,057)           142,651               -             105,594
                                          -------------       ------------       ---------        ------------

Income (Loss) before equity in
   losses of Local Limited
   Partnerships                                 107,197            (34,833)              -              72,364

Minority interest in loss of
   Local Limited Partnership                          -                  -             347                 347

Equity in losses of Local
   Limited Partnerships                      (1,235,512)                 -          34,486          (1,201,026)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $  (1,128,315)      $    (34,833)      $  34,833        $ (1,128,315)
                                          =============       ============       =========        ============


(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.   Supplemental Combining Schedules (continued)
                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined

Net cash provided by (used for)
   operating activities                    $  (335,623)        $   30,740       $       -          $   (304,883)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities         (885,037)                 -               -              (885,037)
   Proceeds from sales and maturities
     of marketable securities                  824,777                  -               -               824,777
   Cash distributions received from
     Local Limited Partnerships                 28,209                  -               -                28,209
   Purchase of rental property                       -            (55,557)              -               (55,557)
                                           -----------         ----------       ---------          ------------
Net cash used for investing activities         (32,051)           (55,557)              -               (87,608)
                                           -----------         ----------       ---------          ------------

Net decrease in cash and cash equivalents     (367,674)           (24,817)              -              (392,491)

Cash and cash equivalents, beginning           652,483             26,084               -               678,567
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   284,809         $    1,267       $       -          $    286,076
                                           ===========         ==========       =========          ============


(A) For the six months ended  September  30, 1996.
(B) For the six months ended June 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Partnership, including the combined entity, had cash and cash equivalents of $286,076 compared with $678,567 at March 31, 1996. The decrease is attributable to cash used for operations and purchase of rental property offset by cash distributions received from Local Limited Partnerships.

At September 30, 1996, approximately $1,825,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficit, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has provided approximately $200,000 to two Local Limited Partnerships.

Cash Distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 1996.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1996, resulted in a net loss of $634,527 and $1,128,315, respectively, as compared to net income of $254,548 and a net loss of $334,706 for the same periods in 1995. The increase in net losses is primarily attributable to an increase in equity in losses of Local Limited Partnerships and an adjustment to the provision for valuation of investments in Local Limited Partnerships.

The increase in equity in losses of Local Limited Partnerships is due to a prior year receipt of rent rollback and ineligible unit relocation claims which were previously withheld by HUD. The provision for valuation of investments in Local Limited Partnerships reflects the current period equity in losses and amortization attributable to one Local Limited Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

At Pebble Creek, continued deficits caused by high security and repair costs, and high turnover has resulted in a mortgage default and subsequent mortgage assignment to HUD. The Arlington Housing Authority ("AHA") has withheld October rents totaling approximately $140,000 due to failure to complete requested capital repairs and has threatened to abate the November rents as well. An affiliate of the Managing General Partner is actively pursuing a workout plan to address the mortgage default and deferred maintenance issues. Should these negotiations fail to achieve a feasible workout plan for the property, it is unlikely that the Partnership will be able to retain its interest in the property for the long-term. Such a loss would result in a recapture of tax credits for the investors. The carrying value of the Partnership's investment in this Local Limited Partnership is zero at September 30, 1996.

Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies. The restructuring of Cass House closed in June of 1996. The closing for Verdean Gardens is expected to occur subsequent to September 30, 1996. This restructuring will also require contributions from Partnership reserves. Under the existing subsidy agreement, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at September 30, 1996.

At Hughes Apartments, located in Mandan, North Dakota, construction to repair the damaged units is ongoing, and occupancy has reached 100%. The Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs will be funded from Partnership Reserves. As a result of the above actions, the property's occupancy level, as well as property operations have significantly improved as of September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were filed during the quarter ended September 30, 1996.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 13, 1996                   BOSTON FINANCIAL QUALIFIED HOUSING
                                               LIMITED PARTNERSHIP

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