Form 10-Q
period 1996-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1997-02-12
CIK 810663

February 12, 1997





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:     Boston Financial Qualified Housing Limited Partnership
        Report on Form 10-Q for Quarter Ended December 31, 1996
        File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller








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

For the quarterly period ended     December 31,1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from                 to



For Quarter Ended   December 31, 1996   Commission file number          0-16796
                  ------------------------                      ----------------


     Boston        Financial         Qualified         Housing        Limited
               Partnership
             (Exact name of registrant as specified in its charter)

         Delaware                                            04-2947737
 (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)



   101 Arch Street, Boston, Massachusetts                   02110-1106
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (617)439-3911

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       -------

Item 1. Financial Statements

         Combined Balance Sheets - December 31, 1996 (Unaudited)
            and March 31, 1996                                           1

         Combined Statements of Operations (Unaudited) - For the Three and
            Nine Months Ended December 31, 1996 and 1995                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1996                  3

         Combined Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1996 and 1995                      4

         Notes to the Combined Financial Statements (Unaudited)          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

PART II - OTHER INFORMATION

Items 1-6                                                                14

SIGNATURE                                                                15

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                                                                     December 31,             March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                                          $    361,452          $    678,567
   Accounts receivable                                                     326,136                45,444
   Tenant security deposits                                                  4,900                 4,067
   Other current assets                                                     19,064                22,039
                                                                      ------------          ------------
     Total current assets                                                  711,552               750,117

Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $552,008 and $787,526 in December and
   March, respectively (Note 2)                                          4,824,018             6,447,339
Marketable securities, at fair value (Note 1)                            1,877,546             1,998,381
Rental property at cost, net of
   accumulated depreciation                                              1,160,379             1,135,368
Mortgage escrow deposits                                                    13,176                 5,816
Bond trusts                                                                 70,140                70,140
Deferred charges, net of accumulated
   amortization of $31,439 and $29,021 in
   December and March, respectively                                         49,175                51,593
                                                                      ------------          ------------
     Total Assets                                                     $  8,705,986          $ 10,458,754
                                                                      ============          ============

Liabilities and Partners' Equity

Current liabilities:
   Accounts payable to affiliates                                     $          -          $     16,763
   Accounts payable and accrued expenses                                    36,348                94,274
   Current portion of bonds payable                                        117,975               117,975
   Accrued interest                                                         68,819                68,819
   Tenant security deposits payable                                          4,900                 2,936
                                                                      ------------          ------------
     Total current liabilities                                             228,042               300,767

Bonds payable                                                            1,092,025             1,092,025
                                                                      ------------          ------------
     Total Liabilities                                                   1,320,067             1,392,792
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              58,806                59,219
                                                                      ------------          ------------


General, Initial and Investor Limited Partners' Equity                   7,327,304             9,006,780
Net unrealized losses on marketable securities                                (191)                  (37)
                                                                      ------------          ------------
     Total Partners' Equity                                              7,327,113             9,006,743
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  8,705,986          $ 10,458,754
                                                                      ============          ============

     The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                              Three Months Ended                         Nine Months Ended
                                     December 31,          December 31,         December 31,          December 31,
                                         1996                  1995                 1996                  1995
                                    -------------         -------------         -------------        ---------
                                       (Note 2)                                   (Note 2)

Revenues:
   Rental                           $      58,028         $           -         $     162,452        $           -
   Investment                              32,949                38,236               100,812              102,809
   Other                                    2,094               141,470                 7,765              147,069
                                    -------------         -------------         -------------        -------------
       Total Revenue                       93,071               179,706               271,029              249,878
                                    -------------         -------------         -------------        -------------

Expenses:
   General and administrative
      (includes reimbursements to
      affiliates in the amounts of
      $94,050 and $95,457 in
      1995 and 1994, respectively)         50,350                34,432               132,131              169,556
   Rental operations, exclusive of
      depreciation                         18,259                     -                73,695                    -
   Depreciation                            10,182                     -                30,546                    -
   Amortization                            23,673                27,451                71,049               80,442
   Interest                                35,432                     -               100,671                    -
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships        (70,916)             (156,758)             (235,518)            (395,167)
                                    -------------         -------------         -------------        -------------
       Total Expenses                      66,980               (94,875)              172,574             (145,169)
                                    -------------         -------------         -------------        -------------

Income before equity in
   losses of Local
   Limited Partnerships                    26,091               274,581                98,455              395,047

Minority interest in loss of
   Local Limited Partnership                   66                     -                   413                    -

Equity in losses of
   Local Limited Partnerships            (577,318)             (703,200)           (1,778,344)          (1,158,372)
                                    -------------         -------------         -------------        -------------

Net Loss                            $    (551,161)        $    (428,619)        $  (1,679,476)       $    (763,325)
                                    =============         =============         =============        =============

Net Loss allocated:
   To General Partners              $      (5,512)        $      (4,286)        $     (16,795)       $      (7,633)
   To Limited Partners                   (545,649)             (424,333)           (1,662,681)            (755,692)
                                    --------------        -------------         -------------        -------------
                                    $    (551,161)        $    (428,619)        $  (1,679,476)       $    (763,325)
                                    ==============        =============         =============        =============

Net Loss per Limited
   Partnership Unit (50,000 Units)  $     (10.91)         $       (8.48)        $      (33.25)       $      (15.11)
                                    ============          =============         =============        =============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996


                                                           Initial          Investor          Net
                                        General            Limited           Limited      Unrealized
                                        Partners          Partners          Partners        Losses         Total

Balance at March 31, 1996              $  (344,429)     $       4,648     $ 9,346,561     $     (37)   $  9,006,743

Net change in net unrealized
   losses on marketable securities
   available for sale                            -                  -               -          (154)           (154)

Net Loss                                   (16,795)                 -     (1,662,681)             -      (1,679,476)
                                       -----------      -------------     ----------      ---------    ------------

Balance at December 31, 1996           $  (361,224)     $       4,648     $ 7,683,880     $    (191)   $  7,327,113
                                       ============     =============     ===========     =========    ============

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995


                                                                               1996                  1995
                                                                          -------------         ---------

Net cash used for operating activities                                     $   (150,012)          $   (48,568)
                                                                           ------------           -----------

Cash flows from investing activities:
   Investment in Local Limited Partnership                                            -               (36,353)
   Purchases of marketable securities                                          (885,036)           (1,547,205)
   Proceeds from sales and maturities of
     marketable securities                                                    1,061,610             1,629,695
   Capital contribution to Local Limited Partnership                             (3,000)                    -
   Advances to Local Limited Partnerships                                      (318,651)                    -
   Cash distributions received from Local
     Limited Partnerships                                                        33,531                 9,250
   Purchase of rental property                                                  (55,557)                    -
                                                                           ------------           -----------
Net cash provided by (used for) investing activities                           (167,103)               55,387
                                                                           ------------           -----------

Net increase (decrease) in cash and cash
   equivalents                                                                 (317,115)                6,819

Cash and cash equivalents, beginning                                            678,567               308,216
                                                                           ------------           -----------

Cash and cash equivalents, ending                                          $    361,452           $   315,035
                                                                           ============           ===========

Supplemental disclosure:
   Cash paid for interest                                                  $    100,671           $         -
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

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                               Gross              Gross
                                                             Unrealized         Unrealized      Fair
                                              Cost              Gains            Losses         Value
Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies              $ 1,362,225           $  5,141        $ (6,210)    $ 1,361,156

Mortgage backed securities                    439,733                813            (272)        440,274

Other debt securities                          75,779                337               -          76,116
                                          -----------           --------        --------     -----------

Marketable securities
   at December 31, 1996                   $ 1,877,737           $  6,291        $ (6,482)    $ 1,877,546
                                          ===========           ========        =========    ===========

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
                                          ===========           ========        ========     ===========


The contractual maturities at December 31, 1996 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in one year or less                                                      $   246,923     $   249,691
Due in one year to five years                                                  1,191,081       1,187,581
Mortgage backed securities                                                       439,733         440,274
                                                                             -----------     -----------
                                                                             $ 1,877,737     $ 1,877,546
                                                                             ===========     ===========

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,062,000 and $1,630,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $60,415 and $9,950 and gross losses of $4,522 and $7,177 which were realized on these sales during the nine months ended December 31, 1996 and 1995, respectively.


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

A summary of Investments in Local Limited Partnerships, excluding Hughes, at December 31, 1996, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,311,830

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $11,765,895)                                 (33,221,647)

Cumulative cash distributions received from Local Limited Partnerships                        (1,442,748)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                    1,647,435

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,041,986)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      5,376,026

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (552,008)
                                                                                        $      4,824,018

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested, excluding Hughes, is as follows:

Summarized Balance Sheets - September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                               $  106,494,989
   Current assets                                                                              2,104,888
   Other assets                                                                                9,681,204
                                                                                          --------------
       Total Assets                                                                       $  118,281,081
                                                                                          ==============

Liabilities and Partners' Deficit:
   Current liabilities                                                                    $    4,629,665
   Long-term debt                                                                            121,330,670
   Other liabilities                                                                           4,018,427
                                                                                          --------------
       Total Liabilities                                                                     129,978,762

Partners' Deficit                                                                            (11,697,681)
                                                                                          ---------------
Total Liabilities and Partners' Deficit                                                   $  118,281,081
                                                                                          ==============

Summarized Income Statements - for the
nine months ended September 30, 1996 (Unaudited)

Rental and other income                                                                   $   15,241,870
                                                                                          --------------

Expenses:
   Operating                                                                                   7,998,309
   Interest                                                                                    7,636,719
   Depreciation and amortization                                                               3,583,134
                                                                                          --------------
         Total Expenses                                                                       19,218,162

         Net Loss                                                                         $   (3,976,292)
                                                                                          ==============

Partnership's share of Net Loss                                                           $   (3,935,752)
                                                                                          ==============
Other Partners' share of Net Loss                                                         $      (40,540)
                                                                                          ==============


For the nine months ended December 31, 1996, the Partnership has not recognized $2,176,075 of equity in losses relating to fourteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.      Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Current assets:
   Cash and cash equivalents              $    360,089        $      1,363       $      -        $     361,452
   Accounts receivable                         372,140               7,485        (53,489)             326,136
   Tenant security deposits                          -               4,900              -                4,900
   Other current assets                         19,064                   -              -               19,064
                                          ------------        ------------       --------        -------------
     Total current assets                      751,293              13,748        (53,489)             711,552

Investments in Local Limited
   Partnerships, net                         4,724,881                   -         99,137            4,824,018
Marketable securities, at fair value         1,877,546                   -              -            1,877,546
Rental property at cost, net of
   accumulated depreciation                          -           1,160,379              -            1,160,379
Mortgage escrow deposits                             -              13,176              -               13,176
Bond trusts                                          -              70,140              -               70,140
Deferred charges, net                                -              49,175              -               49,175
                                          ------------        ------------       --------        -------------
     Total Assets                         $  7,353,720        $  1,306,618       $ 45,648        $   8,705,986
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Current liabilities:
   Accounts payable to affiliate          $          -        $     53,489       $(53,489)       $           -
   Accounts payable and accrued
     expenses                                   26,607               9,741              -               36,348
   Current portion of bonds payable                  -             117,975              -              117,975
   Accrued interest                                  -              68,819              -               68,819
   Tenant security deposits payable                  -               4,900              -                4,900
                                          ------------        ------------       --------        -------------
     Total current liabilities                  26,607             254,924        (53,489)             228,042

Bonds payable                                        -           1,092,025              -            1,092,025
                                          ------------        ------------       --------        -------------
     Total Liabilities                          26,607           1,346,949        (53,489)           1,320,067
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         58,806               58,806
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity                  7,327,304             (40,331)        40,331            7,327,304
Net unrealized losses                             (191)                  -              -                 (191)
                                          -------------       ------------       --------        --------------
     Total Partners' Equity                  7,327,113             (40,331)        40,331            7,327,113
                                          ------------        ------------       --------        -------------
     Total Liabilities and
       Partners' Equity                   $  7,353,720        $  1,306,618       $ 45,648        $   8,705,986
                                          ============        ============       ========        =============

(A) As of December 31, 1996.
(B) As of September 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1996

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     58,028       $       -        $     58,028
   Investment                                    32,923                 26               -              32,949
   Other                                          1,900                194               -               2,094
                                          -------------       ------------       ---------        ------------
     Total Revenue                               34,823             58,248               -              93,071
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    50,350                  -               -              50,350
   Rental operations, exclusive
     of depreciation                                  -             18,259               -              18,259
   Depreciation                                       -             10,182               -              10,182
   Amortization                                  22,867                806               -              23,673
   Interest                                           -             35,432               -              35,432
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                       (70,916)                 -               -             (70,916)
                                          -------------       ------------       ---------        -------------
     Total Expenses                               2,301             64,679               -              66,980
                                          -------------       ------------       ---------        ------------

Income (Loss) before equity in losses
   of Local Limited Partnerships                 32,522             (6,431)              -              26,091

Minority interest in loss of
   Local Limited Partnership                          -                  -              66                  66

Equity in losses of Local
   Limited Partnerships                        (583,683)                 -           6,365            (577,318)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (551,161)      $     (6,431)      $   6,431        $   (551,161)
                                          =============       ============       =========        ============


(A) For the three months ended December 31, 1996.
(B) For the three months ended September 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1996

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $    162,452       $       -        $    162,452
   Investment                                   100,763                 49               -             100,812
   Other                                          4,200              3,565               -               7,765
                                          -------------       ------------       ---------        ------------
     Total Revenue                              104,963            166,066               -             271,029
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                   132,131                  -               -             132,131
   Rental operations, exclusive
     of depreciation                                  -             73,695               -              73,695
   Depreciation                                       -             30,546               -              30,546
   Amortization                                  68,631              2,418               -              71,049
   Interest                                           -            100,671               -             100,671
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                      (235,518)                 -               -            (235,518)
                                          -------------       ------------       ---------        ------------
     Total Expenses                             (34,756)           207,330               -             172,574
                                          -------------       ------------       ---------        ------------

Income (Loss) before equity in losses
   of Local Limited Partnerships                139,719            (41,264)              -              98,455

Minority interest in loss of
   Local Limited Partnership                          -                  -             413                 413

Equity in losses of Local
   Limited Partnerships                      (1,819,195)                 -          40,851          (1,778,344)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $  (1,679,476)      $    (41,264)      $  41,264        $ (1,679,476)
                                          =============       ============       =========        ============


(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined

Net cash provided by (used for)
   operating activities                    $  (127,359)        $   30,836       $ (53,489)         $   (150,012)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities         (885,036)                 -               -              (885,036)
   Proceeds from sales and maturities
     of marketable securities                1,061,610                  -               -             1,061,610
   Capital contributions to Local
     Limited Partnership                        (3,000)                 -               -                (3,000)
   Advances to Local Limited Partnerships     (372,140)                 -          53,489              (318,651)
   Cash distributions received from
     Local Limited Partnerships                 33,531                  -               -                33,531
   Purchase of rental property                       -            (55,557)              -               (55,557)
                                           -----------         ----------       ---------          ------------
Net cash used for investing activities        (165,035)           (55,557)         53,489              (167,103)
                                           -----------         ----------       ---------          ------------

Net decrease in cash and cash equivalents     (292,394)           (24,721)              -              (317,115)

Cash and cash equivalents, beginning           652,483             26,084               -               678,567
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   360,089         $    1,363       $       -          $    361,452
                                           ===========         ==========       =========          ============


(A) For the nine months ended  December 31, 1996.
(B) For the nine months ended September 30, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Partnership, including the combined entity, had cash and cash equivalents of $361,452 compared with $678,567 at March 31, 1996. The decrease is attributable to cash used for operations and purchase of rental property, offset by cash distributions received from Local Limited Partnerships and the proceeds from the sales and maturities of marketable securities.

At December 31, 1996, approximately $1,647,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficit, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1996, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. To date, the Partnership has provided approximately $372,000 to four Local Limited Partnerships.

Cash Distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 1996.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1996 resulted in a net loss of $551,161 and $1,679,476, respectively, as compared to net losses of $428,619 and $763,325 for the same periods in 1995. The increase in net losses is primarily attributable to an increase in equity in losses of Local Limited Partnerships and an adjustment to the provision for valuation of investments in Local Limited Partnerships.

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

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

As previously reported, Pebble Creek, located in Arlington, Texas, continues to generate operating deficits. The property has been experiencing significant operating problems primarily due to considerable resident turnover and high security and capital repair costs. The problems resulted in a mortgage default and subsequent mortgage assignment to HUD. Notwithstanding the Managing General Partner's efforts to achieve a mutually satisfactory workout plan with the Local General Partner, local housing authority and HUD, the local housing authority withheld October rents due to failure to complete requested capital repairs and threatened to abate the November rents as well. An affiliate of the Managing General Partner reached an agreement with the local housing authority which prevented the November rent abatement and enabled capital repairs to commence in December of 1996. This action will allow the Partnership to retain its interest in Pebble Creek, at least in the short-term. However, there remains a substantial risk that the Partnership will not be able to retain its interest in the property for the long-term. Such a loss would result in a recapture of one third of the tax credits for the investors. The carrying value of the Partnership's investment in this Local Limited Partnership is zero at December 31, 1996.

Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies. The restructuring of the Cass House subsidy closed in June of 1996. The closing for Verdean Gardens occurred in December of 1996. Both restructurings required contributions from Partnership reserves. Under the existing subsidy agreement, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at December 31, 1996.

Hughes Apartments, located in Mandan, North Dakota, continues to generate operating deficits, despite the fact that construction to repair the damaged units is ongoing, and occupancy has reached 100%. As we previously reported, the Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs is being funded from Partnership Reserves. The managing General Partner continues to monitor property operations closely and to work with the local General Partner on a strategy to stabilize property operations.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 12, 1997                  BOSTON FINANCIAL QUALIFIED HOUSING
                                            LIMITED PARTNERSHIP

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