Form 10-K
period 1997-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1997-06-27
CIK 810663

June 27, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Qualified Housing Limited Partnership
       Form 10-K Annual Report for the Year Ended March 31, 1997
       File Number 0-16796




Dear Sir / Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/ Veronica Curioso
Veronica Curioso
Assistant Controller

QH110K-K.96

                                          UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC 20549

                                            FORM 10-K

                            Annual Report Pursuant to Section 13 or 15(d)
                               of the Securities Exchange Act of 1934

For the fiscal year ended                                Commission file number
March 31, 1997                                                   0-16796

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

         Delaware                                                04-2947737
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)
    101 Arch Street, 16th Floor
         Boston, Massachusetts                                   02110-1106
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

                       $50,000,000 as of March 31, 1997

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

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997

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

                                         TABLE A
                                  SELECTED LOCAL LIMITED
                                    PARTNERSHIP DATA


Properties owned by                                             Date
Local Limited                                                   Interest
Partnerships                          Location                  Acquired
------------------------         ---------------------         -------------

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

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Logan Plaza in which the Partnership has a 98% interest. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Since the Partnership invests as a limited partner, the Partnership has no contracted obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. During the year ended March 31, 1997, the Partnership advanced approximately $375,000 to four Local Limited Partnerships to fund operating deficits and other various property issues.

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership.

With the exception of the Combined Entity, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited
Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor and Sierra Point Limited Partnerships, representing 29.74%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) Graver Inn, Barrington Manor, 600 Dakota and Duluth Limited Partnerships, representing 3.31%, have Jerry L. Meide and RRABB, Inc. as Local General Partners; (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.65%, have WHP Holdings, Inc. as the Local General Partners; (iv) Trenton, Delmar and Lakeview Heights Limited Partnerships, representing 2.59%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (v) Bingham, Birmingham and New Sweden Limited Partnerships, representing 1.95%, have Charles B. Mattson and Todd Mattson as Local General Partners; (vi) Cass House and Verdean Gardens Limited Partnerships, representing 12.4%, have Cruz Development Corporation as the Local General Partner; and (vii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnerships, representing 2.73% have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since all of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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


Item 2.  Properties

The Partnership owns limited partnership interests in thirty-four Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Logan Plaza, where the Partnership's ownership interest is 98%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                                        Capital Contributions
Local Limited Partnership                              Total                   Paid        Mtge. Loans                  Occupancy at
Property Name                  Number of           Committed at              Through       Payable at         Type of   March 31,
Property Location             Apt. Units          March 31, 1997          March 31, 1997   Dec 31, 1996       Subsidy*      1997
----------------------------- -------------       --------------------    ---------------- ------------------ ---------   -------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                          18             $     175,200            $    175,200   $    635,000        Section 8       78%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                        24                   240,900                 240,900      1,166,209           FmHA         96%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                       24                   236,520                 236,520      1,160,427           FmHA        100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                       35                   620,500                 620,500      2,468,567           None        100%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                       212                 4,527,850               4,527,850     10,483,899         Section 8      96%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                         22                   300,000                 300,000        777,435         Section 8     100%




                                                  Capital Contributions
Local Limited Partnership                             Total                   Paid         Mtge. Loans                 Occupancy at
Propert                        Number of          Committed at              Through        Payable at       Type of    March 31,
Property Location              Apt.Units        March 31, 1997          March 31, 1997     Dec 31, 1996     Subsidy*      1997
-----------------------------  ------------     --------------------    -----------------  ---------------  ---------- ----------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                        111                 2,141,090               2,141,090       8,103,267          None        97%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                         50                   282,510                 282,510       1,474,913          None        96%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                       145                 1,800,000               1,800,000       3,763,016         Section 8   100%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                     24                   121,910                 121,910         596,239           FmHA      100%

600 Dakota Properties
   Limited Partnership
600 Dakota
Wahpeton, ND                       28                   113,000                 113,000         660,000         Section 8    89%

Delmar Housing Associates
   Limited Partnership
Delmar
Gillette, WY                       16                   128,000                 128,000          420,216         Section 8   94%




                                                 Capital Contributions
Local Limited Partnership                          Total                   Paid            Mtge. Loans                Occupancy at
Property Name                  Number of         Committed at              Through         Payable at       Type of    March 31,
Property Location              Apt.Units       March 31, 1997          March 31, 1997      Dec 31, 1996     Subsidy*     1997
----------------------------   -----------     --------------------    ------------------  --------------   --------- -----------

Duluth Limited Partnership
Duluth
Sioux Falls, SD                    11                   107,000                 107,000          259,509     Section 8    100%

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                    60                 1,022,000               1,022,000        3,336,093     Section 8     90%

Graver Inn
   Limited Partnership
Graver Inn
Fargo, ND                          70                   819,500                 819,500        2,025,486     Section 8     81%

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                        30                   350,400                 350,400        2,124,303     Section 8    100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                        101                 2,048,750               2,048,750       3,558,155       None        97%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                          47                   379,453                 379,453       1,210,000      Section 8     98%




                                                 Capital Contributions
Local Limited Partnership                          Total                   Paid            Mtge. Loans                  Occupancy at
Property Name                 Number of          Committed at            Through           Payable at        Type of    March 31,
Property Location             Apt.Units        March 31, 1997          March 31, 1997      Dec 31, 1996     Subsidy*      1997
---------------------------   ------------     --------------------    -----------------   --------------   ----------  -----------

Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                     83                   584,000                 584,000        2,820,290      Section 8        98%

Logan Plaza Associates
Logan Plaza
New York NY                       130                 2,240,000               2,240,000       11,169,407          None         98%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                        76                 1,417,765               1,417,765        3,226,176        Section 8      99%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                     24                   237,250                   237,250      1,165,406         FmHA          78%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                     352                 2,512,941               2,512,941        7,945,275        Section 8      99%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                     24                   128,115                 128,115          592,380          FmHA         95%




                                                 Capital Contributions
Local Limited Partnership                          Total                   Paid             Mtge. Loans               Occupancy at
Property Name                  Number of        Committed at              Through           Payable at     Type of    March 31,
Property Location              Apt.Units       March 31, 1997          March 31, 1997       Dec 31, 1996   Subsidy*      1997
----------------------------- ------------     --------------------    -------------------  ------------   ---------- ------------

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                  36                   188,340                 188,340        940,806          FmHA        94%

Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                        166                 1,855,650               1,855,650      4,817,714        Section 8     92%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                     160                 3,016,008               3,016,008      7,187,317        Section 8     91%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                        209                 2,271,751               2,271,751      6,326,760        Section 8     96%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                      24                   121,180                 121,180        602,587          FmHA       100%

Terrace Housing Associates,
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK                 206                 1,950,550               1,950,550      5,275,565        Section 8     87%




                                                  Capital Contributions
Local Limited Partnership                            Total                   Paid         Mtge. Loans                 Occupancy at
Property Name                 Number of          Committed at              Through        Payable at      Type of       March 31,
Property Location             Apt.Units         March 31, 1997          March 31, 1997    Dec 31, 1996    Subsidy*        1997
----------------------------  -------------     --------------------    ---------------   --------------  ----------- -------------

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                 37                   237,250                 237,250      843,537       Section 8         97%

Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                   110                2,409,000                 2,409,000   7,806,357           None          88%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                         57                   288,400                 288,400    1,480,195          FmHA          100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                        143                 1,815,500               1,815,500    4,520,523        Section 8        96%
                                ------               ----------              ----------   -----------
                                2,865                36,688,283              36,688,283  110,943,029
   Less:  Hughes Apartments                             379,453                 379,453    1,210,000
                                                     ----------              ----------  ------------
                                                   $ 36,308,830            $ 36,308,830 $109,733,029


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

------------------------------------------------------------------------------

------------------------------------------------------------------------------

One Local Limited Partnership, Boulevard Commons, invested in by the Partnership represents more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Partnership. Boulevard Commons is a 212-unit rehabilitation apartment complex with six buildings located in Chicago, Illinois.

Boulevard Commons was initially financed by a first mortgage at 10% interest, insured by the U.S. Department of Housing and Urban Development ("HUD"), and was refinanced at 8.875% on April 6, 1995. Principal and interest payments of $74,916 commenced June 1, 1995 and continue to May 1, 2035. In addition, there is a junior mortgage payable to the City of Chicago which bears interest at 3% per annum and matures at the later of July 1, 2030 or the retirement of the FHA insured mortgage. Principal and interest are due in a lump sum upon maturity.

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

As of March 31, 1997, there were 3,323 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1997, 1996 and 1995.

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

                                         March 31,       March 31,      March 31,       March 31,      March 31,
                                          1997           1996           1995            1994             1993

Revenue (C)                            $    435,791   $    191,229     $    77,348   $    204,552   $    176,681
Equity in losses of Local Limited
  Partnerships (C)                       (2,041,502)    (2,657,886)     (2,732,227)    (3,076,265)    (4,468,387)
Net loss                                 (2,048,112)    (2,278,003)     (3,142,627)    (3,048,198)    (4,532,734)
  Per Limited Partnership Unit               (40.55)        (45.10)        (62.22)         (60.35)        (89.75)
Cash, cash equivalents and
  marketable  securities (C)              2,376,296      2,676,948       2,374,552      2,324,577      2,299,837
Investment in Local Limited
  Partnerships, at original cost         41,458,860     41,458,860      41,422,507     41,422,507     41,422,507
Total assets (A)                          8,369,107     10,458,754      11,358,168     14,487,572     17,626,031
Cash distribution                                 -              -               -              -              -
  Per Limited Partnership Unit                    -              -               -              -              -
Other Data:
Passive loss (B)                         (7,537,782)    (6,502,105)     (6,757,956)    (7,213,910)    (7,195,871)
  Per Limited Partnership Unit (B)          (149.25)       (128.74)       (133.81)        (142.84)       (142.48)
Portfolio income (B)                        389,939        442,059         321,042        420,572        609,370
  Per Limited Partnership Unit (B)             7.72           8.75           6.36            8.33          12.07
Low-Income Housing
  Tax Credits (B)                         7,559,531      7,652,372       7,512,822      7,490,806      7,479,988
  Per Limited Partnership Unit (B)           149.47         151.31         148.55          148.11         147.89
Local Limited Partnership interests
  owned at end of period                         34             34              34             34             34


(A)      Total assets include the net investment in Local Limited Partnerships.

(B) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1996, 1995, 1994, 1993 and 1992, represents the amount distributed to individual investors based upon 50,000 outstanding Units. Corporate investors received Low-Income Housing Tax Credits of $159.39, $161.23, $158.40, $158.11 and $157.89
         per Unit in 1996, 1995, 1994, 1993 and 1992, respectively.

(C)      March 31, 1997 and 1996 revenue includes  $237,895 and $28,827, respectively, of rental and other revenue from Hughes Apartments that is included in the combined revenue in the Statements of Operations.

         March 31, 1997 and 1996 equity in losses of Local Limited Partnerships does not include $36,820 and $13,329, respectively, of losses from Hughes Apartments that have been combined with the Partnership's loss in the Statements of Operations

         March 31, 1997 and 1996 cash, cash equivalents and marketable securities includes $2,544 and $26,084, respectively, of cash equivalents from Hughes Apartments that has been combined with the Partnership in the Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership has cash and cash equivalents of $453,264 as compared with $678,567 at March 31, 1996. The decrease is attributable to cash used for operations, purchases of rental property and equipment and advances made to Local Limited Partnerships. These decreases to cash and cash equivalents are offset by cash distributions received from Local Limited Partnerships and proceeds from the sales and maturities of marketable securities in excess of purchases of marketable securities.

At March 31, 1997, approximately $1,639,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. During the year ended March 31, 1997, the Partnership advanced approximately $375,000 to four Local Limited Partnerships to fund operating deficits and other various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the three years ended March 31, 1997. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy, and as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1997 versus 1996

The Partnership's results of operations for the year ended March 31, 1997 resulted in a net loss of $2,048,112 as compared to a net loss of $2,278,003 for the same period in 1996. The improved net loss position is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue. These decreases to net loss are offset by increases in rental operations, interest and depreciation expense items. Also, the adjustment to reserve for valuation of investments in Local Limited Partnerships was $(510,048) in 1996 and $(137,073) in 1995. This change is due to 1996 advances made to three Local Limited Partnerships which were fully reserved in 1996. As discussed in Note 4 to the combined financial statements in
Item 8 of this form 10-k, the decrease in equity in losses of Local Limited Partnerships is due to a change in accounting method for two Local Limited Partnerships. The increase in rental revenue and rental operations, interest and depreciation expenses is the result of the financial activity of Hughes being combined for twelve months in 1997 and two months in 1996.

1996 versus 1995

The Partnership's results of operations for the year ended March 31, 1996 resulted in a net loss of $2,278,003 as compared to a net loss of $3,142,627 for the same period in 1995. The improved net loss position is primarily attributable to the Mod Rehab Settlement, which resulted in reimbursement of legal costs incurred by the Partnership on behalf of the Mod Rehab Program Properties, as well as an increase in investment revenue due to improved market conditions and an adjustment to the reserve for valuation of investments in Local Limited Partnerships.


Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership adopted the new standard for its year ending March 31, 1997, however, it had no significant effect on its financial position or results of operations.

Low-Income Housing Tax Credits

The 1996, 1995 and 1994 Low-Income Housing Tax Credits per Unit for individuals were $149.47, $151.31 and $148.55, respectively. The 1996, 1995 and 1994
Low-Income Housing Tax Credits per Unit for corporations were $159.39, $161.23 and $158.40, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits are expected to remain stable through 1997 and then they are expected to decrease as certain properties reach the end of the ten-year credit period.

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

The Managing General Partner was successful in reaching a one year workout agreement with HUD on Pebble Creek, located in Arlington, Texas effective June 1, 1997. The property has been experiencing significant operating problems primarily due to considerable resident turnover and high security and capital repair costs. The problems resulted in a mortgage default and subsequent mortgage assignment to HUD. The workout includes provisions for substantial capital improvements to the property designed to stabilize operations. Property management continues to work with the Managing General Partner and HUD to ensure that the capital improvements are completed on time and in accordance with the workout.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. The SHARP subsidy agreements for both properties were renegotiated in 1992 and provided additional subsidies. However, since the properties continue to operate at a deficit and Verdean Gardens requires maintenance work, the Local General Partner has applied for further subsidies. The restructuring of the Cass House subsidy closed in June of 1996. The closing for Verdean Gardens occurred in December of 1996. Both restructurings required contributions from Partnership reserves. Under the existing subsidy agreement, the Local General Partner has been supporting the properties' operations through deferred management fees and guarantees or letters of credit. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at December 31, 1996.

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

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1997, 1996 and 1995.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. The report on the financial statements of the registrant by Arthur Andersen LLP for the year ended March 31, 1995 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ended March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner" or "Franklin, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996

The Managing General Partner was incorporated in January 1987. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

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

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors, and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of the Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi-Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.


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

As of March 31, 1997, Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

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


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ended March 31, 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, Boston Financial Property Management, an affiliate of the Managing General Partner, serves as property management agent for four of the properties in which the Partnership invested.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the
Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1997.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees total 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1997.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1997 are as follows:

                                                        1997              1996              1995
       Salaries and benefits expense
         reimbursements                               $  138,995        $  146,464       $   135,847


Property management fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages four of the five properties owned by the Colorado Partnerships. Fees earned by BFPM in each of the three years ended March 31, 1997 are as follows:


                                                          1997             1996              1995

       Property management fees                       $  194,057        $  181,269       $   189,800



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions made to partners.

No cash distributions were paid to the General Partners in each of the three years ended March 31, 1997.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1997 is presented in Note 5 to the Financial Statements.

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

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

       (a)(3)(b)Reports on Form 8-K
                No Reports on Form 8-K were filed during the quarter ended March
                         31, 1997.

       (a)(3)(c) Exhibits


Number and Description in Accordance with
  Item 601 of Regulation S-K

     27.  Financial data schedule

     28.  Additional Exhibits

          (a)   28.1 Reports of Other Independent Auditors

          (b)   Audited financial statements of
                Local Limited Partnerships

                1.   Pebble Creek

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



     By:  /s/William E. Haynsworth                                 Date:
          William E. Haynsworth,
          Managing Director, Vice President and
          Chief Operating Officer




     By:   /s/Fred N. Pratt, Jr.                                   Date:
           Fred N. Pratt, Jr.,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

            Annual Report on Form 10-K For the Year Ended March 31, 1997
                                        Index


                                                                        Page No.

Report of Independent Accountants
     For the Years Ended March 31, 1997 and 1996                          F-2
     For the Year Ended March 31, 1995                                    F-3

Combined Financial Statements

     Combined Balance Sheets - March 31, 1997 and 1996                    F-4

     Combined Statements of Operations - Years Ended
     March 31, 1997, 1996 and 1995                                        F-5

     Combined Statements of Changes in Partners' Equity (Deficiency)
      Years Ended March 31, 1997, 1996 and 1995                           F-6

     Combined Statements of Cash Flows - Years Ended
     March 31, 1997, 1996 and 1995                                        F-7

     Notes to Combined Financial Statements                               F-8

Financial Statement Schedule:

       Schedule III - Real Estate and Accumulated Depreciation            F-21

See also Index to Exhibits on Page K-25 for the financial statements of the Local Limited Partnership included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying combined balance sheets of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1997 and 1996 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the years ended March 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1997 and 1996, 27% and 38%, respectively, of total assets, and for the years ended March 31, 1997 and 1996, 100% of equity in losses of Local Limited Partnerships, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership, as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 25, 1997

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying combined statements of operations, changes in partners' equity(deficiency) and cash flows of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) for the year ended March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit certain of the financial statements of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see
Note 2). The equity in losses of these partnerships represents 100% of the equity in loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Boston Financial Qualified Housing Limited Partnership for the year ended March 31, 1995, in conformity with generally accepted accounting principles.




/s/ Arthur Anderson LLP
Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




                  COMBINED BALANCE SHEETS - March 31, 1997 and 1996


                                                                         1997                   1996
Assets

Cash and cash equivalents                                             $    453,264          $    678,567
Tenant security deposits                                                     4,709                 4,067
Marketable securities, at fair value (Notes 1 and 3)                     1,923,032             1,998,381
Mortgagee escrow deposits                                                   10,230                     -
Replacement reserve escrow                                                   6,092                 5,816
Bond trusts (Note 7)                                                        86,209                70,140
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $328,803 and $787,526 in
   1997 and 1996, respectively (Note 4)                                  4,645,508             6,447,339
Deferred charges, net of accumulated
   amortization of $32,245 and $29,021
    in 1997 and 1996, respectively                                          48,369                51,593
Rental property, at cost, net of
   accumulated depreciation (Note 6)                                     1,158,106             1,135,368
Other assets                                                                33,588                67,483
                                                                           -------             ---------
     Total Assets                                                     $  8,369,107          $ 10,458,754

Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                                $     34,790          $     16,763
Accounts payable and accrued expenses                                       46,346                94,274
Accrued interest (Note 7)                                                   68,819                68,819
Tenant security deposits payable                                             4,617                 2,936
Bonds payable (Note 7)                                                   1,210,000             1,210,000
                                                                         --------              ---------
     Total Liabilities                                                   1,364,572             1,392,792

Minority interest in Local Limited Partnership                              58,847                59,219


General, Initial and Investor Limited Partners' Equity                   6,958,668             9,006,780
Net unrealized losses on marketable securities                             (12,980)                  (37)
     Total Partners' Equity                                              6,945,688             9,006,743
                                                                           -------             ---------
     Total Liabilities and Partners' Equity                           $  8,369,107          $ 10,458,754

 The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                      COMBINED  STATEMENTS OF OPERATIONS  For
                   the Years Ended March 31, 1997, 1996 and 1995

                                                        1997                1996                1995
                                                      (Note 2)            (Note 2)
Revenue:
   Rental                                          $     227,492        $      22,721       $          -
   Investment, net (Note 3)                              151,516              130,960             54,550
   Other                                                  56,783               37,548             22,798
                                                           -----                -----               ----
       Total Revenue                                     435,791              191,229             77,348

Expenses:
   General and administrative, includes
   reimbursements to an affiliate of $138,995,
   $146,464 and $135,847 (Note 5)                        207,292              173,259            321,980
   Rental operations, exclusive of depreciation          111,221                8,495                  -
   Interest (Note 7)                                     118,095               19,685                  -
   Depreciation (Note 6)                                  42,547               13,575                  -
   Amortization (Note 2)                                 100,691              106,515            109,621
   Adjustment to reserve for valuation of
     investments in Local
     Limited Partnerships (Note 4)                      (137,073)            (510,048)            56,147
                                                         -------              -------            -------
       Total Expenses                                    442,773             (188,519)           487,748

Income (loss) before equity in losses
   of Local Limited Partnerships                          (6,982)             379,748           (410,400)

Minority interest in loss of
    Local Limited Partnership                                372                  135                  -

Equity in losses of Local Limited
   Partnerships, including income
   of $822,529 for prior year
   adjustments (Note 4)                               (2,041,502)          (2,657,886)       (2,732,227)
                                                       ---------           ----------          --------
Net Loss                                           $  (2,048,112)       $  (2,278,003)      $(3,142,627)

Net Loss allocated
   To General Partners                             $     (20,481)       $     (22,780)      $    (31,426)
   To Limited Partners                                (2,027,631)          (2,255,223)        (3,111,201)
                                                       ---------           ----------          ---------
                                                   $  (2,048,112)       $  (2,278,003)      $(3,142,627)

Net Loss per Limited Partnership Unit
(50,000 Units)                                     $      (40.55)       $     (45.10)       $    (62.22)

The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                  COMBINED  STATEMENTS  OF CHANGES IN  PARTNERS'  EQUITY
                       (DEFICIENCY)  For the  Years  Ended  March  31,
                              1997, 1996 and 1995

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                    General         Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)         Total

Balance at March 31, 1994        $   (290,223)     $  4,648    $ 14,712,985      $   (39,324)  $14,388,086

Net Loss                              (31,426)            -      (3,111,201)               -     (3,142,627)

Net change in net unrealized
   losses on marketable
   securities available
   for sale                                 -              -              -           10,906         10,906

Balance at March 31, 1995            (321,649)         4,648     11,601,784          (28,418)    11,256,365
                                        ------         -----     ---------           -------   ------------
Net Loss                              (22,780)             -     (2,255,223)               -     (2,278,003)

Net change in net unrealized
   losses on marketable
   securities available
   for sale (Note 3)                        -              -              -           28,381         28,381

Balance at March 31, 1996            (344,429)         4,648      9,346,561              (37)     9,006,743
                                        ------         -----     ---------                ---       -------
Net Loss                              (20,481)             -     (2,027,631)               -     (2,048,112)

Net change in net unrealized
   losses on marketable
   securities available
   for sale (Note 3)                        -              -              -          (12,943)       (12,943)
                                        ------         -----     ---------                ---        -----
Balance at March 31, 1997        $   (364,910)     $   4,648   $  7,318,930      $   (12,980)  $  6,945,688

The accompanying notes are an integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                         COMBINED  STATEMENTS  OF CASH FLOWS For
                     the Years Ended March 31, 1997, 1996 and 1995


                                                              1997             1996             1995
                                                            (Note 2)         (Note 2)
Cash flows from operating activities:
   Net Loss                                               $ (2,048,112)   $ (2,278,003)     $(3,142,627)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Equity in losses of Local Limited Partnerships          2,041,502       2,657,886         2,732,227
     Adjustment to reserve for valuation of
      Investments in Local Limited Partnerships               (137,073)       (510,048)           56,147
     (Gain) loss on sale of marketable securities                3,072          (9,470)           46,361
     Distribution income included in cash distributions
      received from Local Limited Partnerships                 (41,631)         (5,000)           (5,225)
     Depreciation and amortization                             143,238         120,090           109,621
     Minority interest in losses of Local Limited Partnership     (372)           (135)                -
     Increase  (decrease)  in cash arising from changes
     in operating  assets and liabilities:
       Tenant security deposits                                   (642)              -                 -
       Mortgagee escrow deposits                               (10,230)              -                 -
       Replacement reserve escrow                                 (276)              -                 -
       Other assets                                             33,895         (39,052)             (366)
       Accounts payable to affiliate                            18,027           5,017                 -
       Accounts payable and accrued expenses                   (47,928)         (9,883)            2,317
       Tenant security deposits payable                          1,681               -                 -
                                                                 -----          -----          ---------
Net cash used for operating activities                         (44,849)        (68,598)         (201,545)

Cash flows from investing activities:
   Purchases of marketable securities                       (1,234,961)     (1,547,205)       (2,916,220)
   Proceeds from sales and maturities
     of marketable securities                                1,294,295       1,653,011         3,094,216
   Advances to Local Limited
     Partnerships                                             (321,650)              -                 -
   Cash distributions received from Local
     Limited Partnerships                                      163,216         343,431           286,975
   Purchase of rental property and equipment                   (65,285)              -                 -
   Bond trust deposits                                         (16,069)        (28,828)                -
   Cash received upon assumption of General Partner's
     interest in the Combined Entity                                 -          18,540                 -
                                                                 -----          ------              -----
Net cash provided by (used for) investing activities          (180,454)        438,949           464,971

Net increase (decrease) in cash and cash
     equivalents                                              (225,303)        370,351           263,426

Cash and cash equivalents, beginning                           678,567         308,216            44,790
                                                                 -----           -----              ----
Cash and cash equivalents, ending                         $    453,264    $    678,567      $    308,216

The accompanying notes are an integral part of these combined financial statements.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1997, the Managing General Partner has designated approximately $1,639,000 of cash, cash equivalents and marketable securities as such reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of Hughes Apartments, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnership, additional investments and for cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore, a Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income. Also, when a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as revenue on the books of the Partnership in the accompanying financial statements.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


               NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

In connection with the Partnership's fiscal year-end of March 31, the General Partner has decided to report the results of the Local Limited Partnerships on a 90-day lag basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying Combined Financial Statements is as of December 31, 1996, 1995 and 1994.

On  October  27,  1995,  an  affiliate  of the  Partnership's  Managing  General
Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership, these combined financial statements include financial activity of Hughes for the year ended December 31, 1996 and from November 1, 1995 through December 31, 1995. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Hughes on a 90-day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1996, 1995 and 1994.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Marketable Securities

The Partnership's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership has adopted the new standard for its year ended March 31, 1997, however, it has not had a significant effect on financial position or results of operations.

Deferred Charges

Bond financing costs incurred in connection with financing the construction of Hughes has been capitalized and are being amortized over the 25-year term of the bonds using the straight line method of amortization.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No.107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

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

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


              NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                Gross             Gross
                                                              Unrealized      Unrealized           Fair
                                              Cost              Gains            Losses            Value
Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $  1,511,712        $     3,283      $   (13,174)     $   1,501,821

Mortgage backed securities                    405,200                498           (3,632)           402,066

Other debt securities                          19,100                 45                -             19,145

Marketable securities
   at March 31, 1997                     $  1,936,012        $     3,826      $   (16,806)     $   1,923,032

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $  1,394,653         $   2,050         $ (7,271)      $  1,389,432

Mortgage backed securities                    247,382             1,792             (164)           249,010

Other debt securities                         356,383             3,783             (227)           359,939

Marketable securities
   at March 31, 1996                     $  1,998,418         $   7,625         $ (7,662)      $  1,998,381


The contractual maturities at March 31, 1997 are as follows:

                                                                                                Fair
                                                                                Cost           Value

Due in one year or less                                                      $   296,833     $   299,767
Due in one year to five years                                                  1,233,979       1,221,199
Mortgage backed securities                                                       405,200         402,066
                                                                                --------       ---------
                                                                             $ 1,936,012     $ 1,923,032

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $1,294,000, $1,653,000 and $3,094,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $4,492, $16,733 and $1,349 and gross losses of $7,564, $7,263 and $47,710 which were realized on these sales during the years ended March 31, 1997, 1996 and 1995, respectively.


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

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships at March 31, 1997, 1996 and 1995. The 1997 and 1996 summaries exclude Hughes.

                                                             1997             1996              1995
Capital contributions and advances to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                         $  36,630,480    $ 36,308,830       $ 36,651,930

Cumulative equity in losses of Local
   Limited Partnerships (excluding cumulative
   unrecognized losses of $12,515,308)                    (33,461,841)    (31,456,648)       (29,228,172)

Cumulative cash distributions received
   from Local Limited Partnerships                         (1,572,433)     (1,414,539)        (1,071,108)

Investments in Local Limited Partnerships                   ---------      ---------           ---------
   before adjustment                                        1,596,206       3,437,643          6,352,650

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                            4,770,577       4,770,577          4,770,577

   Accumulated amortization of acquisition
     fees and expenses                                     (1,070,822)       (973,355)          (867,376)
                                                             --------           -----          ---------
Investments in Local Limited Partnerships                   5,295,961       7,234,865         10,255,851

Reserve for Valuation of Investments in
   Local Limited Partnerships                                (650,453)       (787,526)        (1,297,574)
                                                            ---------      ----------          ---------
                                                        $   4,645,508    $  6,447,339       $  8,958,277

The 1996, 1995 and 1994 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1996, 1995 and 1994 and has severe liquidity problems and recurring cash deficits. These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for valuation of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue for the years ended December 31, 1993 through 1996. Equity in losses of Local Limited
Partnerships for the years ended March 31, 1997, 1996 and 1995 includes $449,345, $500,670 and $218,983, respectively, related to 2225 New York Ave. The reserve for valuation of investments in Local Limited Partnerships has been reduced by these amounts. As a result, these losses have no effect on the Partnership's Net Loss.

The Partnership has also provided a reserve for valuation for a portion of its investment in one other Local Limited Partnership, Graver Inn, because there is evidence of a non-temporary decline in the recoverable amount of the investment.

Included in cumulative equity in losses of Local Limited Partnerships is $822,529 of income recognized during the year ended March 31,1997 as a result of a change in accounting method of two Local Limited Partnerships.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


              NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1996, 1995 and 1994 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of the Local Limited Partnerships, excluding Hughes in 1996 and 1995, in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                            1996                   1995                 1994
Assets:
   Investment property, net                           $    104,825,788       $    108,942,454      $   113,394,758
   Current assets                                            2,686,076              2,801,351            2,337,205
   Other assets                                              9,247,079              9,921,430           10,375,151
     Total Assets                                     $    116,758,943       $    121,665,235      $   126,107,114

Liabilities and Partners' Deficit:
   Current liabilities (includes current portion
     of long-term debt)                               $     14,381,389       $      5,948,489      $     5,087,134
   Other debt                                               15,883,277             14,021,083           14,981,385
   Long-term debt                                          100,798,039            110,465,789          110,046,887
     Total Liabilities                                     131,062,705            130,435,361          130,115,406

Partners' Deficit:
   Partnership Deficit                                     (14,087,983)            (8,764,328)          (3,556,895)
   Other Partners' Deficit                                    (215,779)                (5,798)            (451,397)
     Total Partners' Deficit                               (14,303,762)            (8,770,126)          (4,008,292)
     Total Liabilities and Partners' Deficit          $    116,758,943       $    121,665,235      $   126,107,114

Summarized Income Statements - for
the years ended December 31,

                                                            1996                   1995                  1994

Rental and other revenue                             $      19,530,795       $    21,087,845       $    19,884,870

Expenses:
   Interest                                                  9,754,129            10,481,568            10,540,501
   Operating                                                10,860,840            10,544,604             9,480,068
   Depreciation and amortization                             4,717,555             5,269,753             5,100,823
     Total Expenses                                         25,332,524            26,295,925            25,121,392

Net loss                                             $      (5,801,729)      $    (5,208,080)      $    (5,236,522)

Partnership's share of net loss (including
     adjustments relating to prior year,
     discussed above)                                $      (4,925,359)      $    (5,153,645)      $    (5,180,777)
Other Partners' share of net loss                    $        (110,302)      $       (54,435)      $       (55,745)

For the years ended March 31, 1997, 1996 and 1995, the Partnership has not recognized $2,925,488, $2,500,759 and $2,453,775, respectively, in equity in losses relating to fourteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

The Partnership's deficit as reflected by the Local Limited Partnerships of $14,087,983 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $1,274,556 principally because: a) the Partnership has not recognized $12,515,308 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments; b) purchase price paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships and c) cash distributions paid to the Partnership during the quarter ended March 31, 1997 are not reflected in the equity of certain Local Limited Partnerships at December 31, 1996.


5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $138,995, $146,464 and $135,847, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1997 and 1996, $34,790 and $16,763, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Sierra Vista, Windsor Court, Rolling Green and Terrace, four properties in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $194,057, $181,269 and $189,800 of fees earned by BFPM for the years ended December 31, 1996, 1995 and 1994, respectively.


6.   Rental Property

Real estate and personal property belonging to Hughes are recorded at cost, the components of which are as follows at December 31, 1996 and 1995:

                                                                          1996                  1995

   Land                                                                $    29,008           $    29,008
   Building and improvements                                             1,490,659             1,425,374
   Equipment and furnishings                                                26,817                26,817
                                                                         1,546,484             1,481,199
   Less accumulated depreciation                                          (388,378)             (345,831)
                                                                         ---------             ---------
   Total                                                               $ 1,158,106            $1,135,368


7.   Bonds Payable

Hughes financed the construction of the project through the sale of 25 year Industrial Development Revenue Bonds ("the Bonds") by the city of Mandan, North Dakota and leased the property from the city for rental equal to the sum of the annual principal payment and semiannual interest payments on the Bonds. The Bonds bear interest at 9.75%. The leased property is included as an asset of Hughes and the bonds have been recorded as a direct obligation of Hughes.

The bond financing documents require that a portion of the bond proceeds be deposited in a bond reserve trust account and that only interest income on the account can be used for operations. The funds can be withdrawn only by the bond trustee in the event that there is insufficient cash in the bond account to pay the annual bond payments. If the bond trustee does draw on the bond reserve trust account, the amount withdrawn must be replaced or Hughes will be considered in default on the remaining outstanding bonds. The bond trustee has withdrawn funds from this account in 1996, 1995 and 1994. The amounts withdrawn have not been replaced, and consequently, Hughes is in default of its lease agreement.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

7.   Bonds Payable (continued)

The bond trust account is used to receive deposits from Hughes for principal and interest payments on the bonds. The trustee makes all principal and interest payments on the bonds from this trust account.

Effective October 27, 1995, an affiliate of the Partnership's Managing General Partner replaced the Local General Partner and successfully negotiated a Forbearance Agreement with the trustee whereby the mortgage arrears and capital repairs would be funded from Partnership and bond reserves.

Principal payments due under the terms of the financing agreement are as follows:


                           1997                             $   117,975
                           1998                                 117,975
                           1999                                 117,975
                           2000                                 117,975
                           2001                                 117,975
                           Thereafter                           620,125
                                                                ------
                                                             $1,210,000



Based on the unique terms of the financing, management believes it is not practicable to estimate the fair value of this arrangement.

The balances in the Trust accounts required to be maintained pursuant to the bond financing documents, at December 31, 1996 and 1995 are as follows:

                                     1996                   1995

Bond reserve trust             $    75,571           $     42,618
Bond trust                          10,638                 27,522
                                   -------                 ------
                               $    86,209           $     70,140

The Bond reserve trust account consists of investments in U.S. Treasury notes, which are considered held to maturity and are due in January 1999. Investment cost as of December 31, 1996 and 1995 is $75,571 and $42,618, respectively. Fair value as of December 31, 1996 and 1995 is $76,725 and $46,378, respectively. Unrealized gains of $1,154 and $3,760 in 1996 and 1995, respectively, have not been recognized as the notes will be held to maturity.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                Notes to the Combined Financial Statements (continued)

8.   Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the years ended December 31, 1996, 1995, and 1994 are as follows:


                                                                1997             1996          1995

Net Loss per Statements of Operations                       $ (2,048,112)   $ (2,278,003)   $ (3,142,627)
   Adjustment to reflect March 31, fiscal
     year-end to December 31,
     taxable year-end                                            230,663          26,458         (16,932)
   Adjustment to reserve for valuation of
     Investments in Local Limited Partnerships
     not deductible (taxable) for tax purposes                  (458,723)       (510,048)         56,147
   Amortization of acquisition fees and
     expenses for tax purposes over
     amortization for financial
     reporting purposes                                          (94,149)        (67,497)        (63,855)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes under
     equity in losses for tax purposes                        (1,829,071)       (700,632)       (815,872)
   Equity in losses of Local Limited
     Partnerships not recognized
     for financial reporting purposes                         (2,925,488)     (2,500,759)     (2,453,775)
   Other                                                         (22,963)        (29,565)              -
Net loss for federal income tax purposes                    $ (7,147,843)   $(6,060,046)    $ (6,436,914)


The carrying value of the Partnership's Investment in Local Limited Partnerships is approximately $23,391,000 greater for financial reporting purposes than for tax return purposes because (i) the cumulative equity in losses of the Local Limited Partnerships is approximately $10,924,000 greater for tax purposes because of accelerated tax depreciation methods used; (ii) the Partnership has not recognized approximately $12,515,000 of equity in losses of the Local Limited Partnerships for financial reporting purposes; (iii) the Partnership has provided a provision for valuation of approximately $329,000 against two of its investments in Local Limited Partnerships for financial reporting purposes; (iv) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $410,000; and (v) approximately $130,000 of cash distributions were received from Local Limited Partnerships during the lag period January 1, 1997 to March 31, 1997. The carrying values of the Partnership's other assets and liabilities is the same for financial reporting and tax return purposes.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                Notes to the Combined Financial Statements (continued)

9.   Supplemental Combining Schedules

                                                  Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined
Assets
Cash and cash equivalents                 $    450,720        $      2,544       $      -        $     453,264
Tenant security deposits                             -               4,709              -                4,709
Marketable securities, at fair value         1,923,032                   -              -            1,923,032
Mortgagee escrow deposits                            -              10,230              -               10,230
Replacement reserve escrow                           -               6,092              -                6,092
Bond trusts                                          -              86,209              -               86,209
Investments in Local Limited
   Partnerships                              4,603,892                   -         41,616            4,645,508
Deferred charges, net                                -              48,369              -               48,369
Rental property at cost, net                         -           1,158,106              -            1,158,106
Other assets                                    30,924               2,664              -               33,588
     Total Assets                         $  7,008,568        $  1,318,923       $ 41,616        $   8,369,107

Liabilities and Partners' Equity
Accounts payable to affiliates            $     34,790        $     53,490       $(53,490)       $      34,790
Accounts payable and accrued
   expenses                                     28,090              18,256              -               46,346
Accrued interest                                     -              68,819              -               68,819
Tenant security deposits payable                     -               4,617              -                4,617
Bonds payable                                        -           1,210,000              -            1,210,000
     Total Liabilities                          62,880           1,355,182        (53,490)           1,364,572

Minority interest in Local Limited
   Partnership                                       -                   -         58,847               58,847

General, Initial and Investor
   Limited Partners' Equity                  6,958,668             (36,259)        36,259            6,958,668
Net unrealized losses                          (12,980)                  -              -              (12,980)
     Total Partners' Equity                  6,945,688             (36,259)        36,259            6,945,688
     Total Liabilities and
       Partners' Equity                   $  7,008,568        $  1,318,923       $ 41,616        $   8,369,107

(A) As of March 31, 1997.
(B) As of December 31, 1996.

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


                 Notes to the Combined Financial Statements (continued)

9.   Supplemental Combining Schedules (continued)

                                             Statements of Operations

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined

Revenue:
   Rental                                $            -       $    227,492       $       -       $      227,492
   Investment                                   145,784              5,732               -              151,516
   Other                                         52,112              4,671               -               56,783
                                                  -----               -----          ------              -----
     Total Revenue                              197,896            237,895               -              435,791

Expenses:
   General and administrative                   207,292                  -               -              207,292
   Rental operations, exclusive
     of depreciation                                  -            111,221               -              111,221
   Interest                                           -            118,095               -              118,095
   Depreciation                                       -             42,547               -               42,547
   Amortization                                  97,467              3,224               -              100,691
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                      (137,073)                 -               -             (137,073)
                                                  -----          --------             ------             ------
     Total Expenses                             167,686            275,087               -              442,773

Income (loss) before equity in
   losses of Local Limited
   Partnerships                                  30,210            (37,192)              -               (6,982)

Minority interest in loss of
   Local Limited Partnership                          -                  -             372                  372

Equity in losses of Local
   Limited Partnerships                      (2,078,322)                 -          36,820           (2,041,502)
                                             ---------           --------           ------               ------
Net Loss                                 $   (2,048,112)      $    (37,192)      $  37,192       $   (2,048,112)


(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996 - see Note 2.

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


                 Notes to the Combined Financial Statements (continued)

9.   Supplemental Combining Schedules (continued)

                                             Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Cash flows from operating activities:
   Net Loss                                $ (2,048,112)      $    (37,192)     $   37,192       $   (2,048,112)
   Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
   Equity in losses of Local Limited
     Partnerships                             2,078,322                  -         (36,820)           2,041,502
   Adjustment to reserve for valuation
      of investments in Local
     Limited Partnerships                      (137,073)                 -               -             (137,073)
   Loss on sale of marketable securities          3,072                  -               -                3,072
   Distribution income included in
     cash distributions received from
     Local Limited Partnerships                 (41,631)                 -               -              (41,631)
   Depreciation and amortization                 97,467             45,771               -              143,238
   Minority interest in loss of Local
     Limited Partnership                              -                  -            (372)                (372)
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Tenant security deposits                         -               (642)              -                 (642)
     Mortgagee escrow deposits                        -            (10,230)              -              (10,230)
     Replacement reserve escrow                       -               (276)              -                 (276)
     Other assets                                33,467                428               -               33,895
     Accounts payable to affiliates              18,027             53,490         (53,490)              18,027
     Accounts payable and accrued
       expenses                                 (52,712)             4,784               -              (47,928)
     Tenant security deposits payable                 -              1,681               -                1,681
                                                  -----               ----            ----               ------
Net cash provided by (used for)
   operating activities                         (49,173)            57,814         (53,490)             (44,849)

Cash flows from investing activities:
   Purchases of marketable securities        (1,234,961)                 -               -           (1,234,961)
   Proceeds from sales and maturities
     of marketable securities                 1,294,295                  -               -            1,294,295
   Advances to Local Limited
     Partnerships                              (375,140)                 -          53,490             (321,650)
   Cash distributions received from
     Local Limited Partnerships                 163,216                  -               -              163,216
   Purchase of rental property and
     equipment                                        -            (65,285)              -              (65,285)
   Bond trust deposits                                -            (16,069)              -              (16,069)
                                                  ------              ----            ----               ------
   Net cash used for investing activities      (152,590)           (81,354)         53,490             (180,454)

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                 Notes to the Combined Financial Statements (continued)

9.   Supplemental Combining Schedules (continued)

                                             Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined

Net decrease in cash and cash equivalents      (201,763)           (23,540)              -             (225,303)

Cash and cash equivalents, beginning            652,483             26,084               -              678,567
                                                  -----               -----          -----               -----
Cash and cash equivalents, ending          $    450,720       $      2,544      $        -       $      453,264

(A) For the year ended March 31, 1997.
(B) For the year ended December 31, 1996
- See Note 2.

Boston  Financial  Qualified  Housing  Limited  Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1997


                                         COST OF INTEREST AT AQUISITION DATE
                                        ------------------------------------
                                                                                                   NET
                                                                                              IMPROVEMENTS
                                NUMBER        TOTAL                           BUILDINGS /      CAPITALIZED
                                  OF          ENCUM-                           IMPROVEMENTS   SUBSEQUENT TO
DESCRIPTION                      UNITS      BRANCES *            LAND          & EQUIPMENT     ACQUISITION

Low and Moderate
Income Apartment Complexes

Barrington Manor                      18         $635,000            $30,000       $555,638         $242,106
  Fargo, ND
Bingham Housing                       24        1,166,209             48,934        362,172        1,031,234
Associates
  Bingham, ME
Birmingham Village                    24        1,160,427             61,900        190,424        1,165,087
  Randolph, ME
Bittersweet Lane                      35        2,468,567             69,300      2,884,207          374,582
  Randolph , MA
Coronodo Courts                      145        3,763,016            452,331      4,995,460           50,092
  Douglas, AZ
Elmore Hotel                          60        3,336,093             12,500      2,976,388          515,543
  Great Falls, MT
Graver Inn                            70        2,025,486             30,000      2,208,960          843,462
  Fargo, ND
Hazel Winthrop Apartments             30        2,124,303             45,000      2,548,540        (118,658)
  Chicago, IL
Hughes Apartments                     47        1,210,000             28,000      1,260,066          258,418
  Mandan, ND
Lakeview Heights                      83        2,820,290            217,588      2,896,224          149,322
  Clearfield, UT
Medford Hotel                         76        3,226,176             12,500      2,747,997        1,863,079
  Medford, OR
Heritage View                         24        1,165,406             64,800        690,736          686,775
  New Sweden, ME
Rolling Green Apartments             166        4,817,714            286,350      6,254,575          115,452
  Edmond, OK
Sierra Pointe Apartments             209        7,187,317            382,000      8,001,390        1,008,159
 Aurora, CO
Terrace Apartments                   206        5,275,565            350,000      6,470,754        (275,333)
  Oklahoma City, OK
Trenton Apartments                    37          843,537            154,000        899,293          100,993
  Salt Lake City, UT
Windsor Court Apartments             143        4,520,523            280,000      5,579,636        (256,052)
  Aurora, CO
Sierra Vista                         160        6,326,760            434,866      8,056,238           16,785
  Las Vegas, NV
Willow Peg Village                    57        1,480,195            125,000      1,741,799            2,980
  Ricon, GA
Pebble Creek                         352        7,945,275            794,000      9,563,687          137,529
  Arlington, TX




                                           COST OF INTEREST AT AQUISITION DATE
                                          ------------------------------------
                                                                                                   NET
                                                                                               IMPROVEMENTS

                                NUMBER        TOTAL                           BUILDINGS /      CAPITALIZED
                                  OF          ENCUM-                           IMPROVEMENTS   SUBSEQUENT TO
DESCRIPTION                      UNITS      BRANCES *            LAND          & EQUIPMENT     ACQUISITION

Low and Moderate
Income Apartment Complexes

Pine Village                          36          940,806             40,000        960,000          189,698
  Pine Mountain, GA
Talbot Village                        24          602,587             21,775        545,547          244,531
  Talbolton, GA
Logan Plaza                          130       11,169,407            969,289     13,287,069          341,349
  New York, NY
Cass House                           111        8,103,267            222,000     11,423,209           47,910
  Boston, MA
Verdean Gardens                      110        7,806,357            214,992      8,891,168        2,042,800
  New Bedford, MA
Country Estates                       24          596,239             22,500        734,409                0
  Glenville, GA
Boulevard Commons                    212       10,483,899            318,000      3,580,316       10,878,475
  Chicago, IL
Chestnut Lane                         50        1,474,913             93,484        848,922          886,378
  Newman, GA
600 Dakota Properties                 28          660,000             64,353        769,608           36,538
  Wahpeton,  ND
Duluth                                11          259,509             24,000        363,810           13,214
  Souix Falls, SD
Delmar                                16          420,216             75,000        495,203           23,220
  Gillette, WY
Park Terrace                         101        3,558,155            393,713      4,781,404          161,042
  Dundalk, MD
Brentwood Manor II                    22          777,435             44,980      1,118,947            9,218
  Nashua, NH
Hillcrest Apts 3                      24          592,380             17,000        727,587           10,252
  Perryville, MO

                               ------------------------------------------------------------------------------
                                   2,865     $110,943,029         $6,400,155   $119,411,383      $22,796,180
                               ==============================================================================



                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                     -------------------------------------------------------
                                                                                      LIFE ON
                                   BUILDINGS                                            WHICH
                                     AND                      ACCUMULATED    DATE    DEPRECIATION
                                                                                          IS
                       LAND AND                                                       COMPUTED      DATE
DESCRIPTION          IMPROVEMENTS IMPROVEMENTS      TOTAL     DEPRECIATION    BUILT    (YEARS)    ACQUIRED

Low and Moderate
Income Apartment Complexes

Barrington              $32,011         $795,733     $827,744      $201,956   1927     various     12/31/87
Manor
  Fargo, ND
Bingham Housing          48,934        1,393,406    1,442,340       295,247   1988     various     12/30/87
Associates
  Bingham, ME
Birmingham               61,900        1,355,511    1,417,411       287,472   1988     various     12/30/87
Village
  Randolph, ME
Bittersweet              69,300        3,258,789    3,328,089     1,049,353   1988     various     10/27/87
Lane
  Randolph , MA
Coronodo Courts         452,331        5,045,552    5,497,883     1,643,651   1945     various     12/18/87
  Douglas, AZ
Elmore Hotel             12,500        3,491,931    3,504,431     1,156,586   1917     various     12/22/87
  Great Falls, MT
Graver Inn               40,914        3,041,508    3,082,422       787,552   1917     various     12/31/87
  Fargo, ND
Hazel Winthrop           45,000        2,429,882    2,474,882       605,153   1910     various     12/30/87
Apartments
  Chicago, IL
Hughes                   29,008        1,517,476    1,546,484       388,378   1926     various     12/31/87
Apartments
  Mandan, ND
Lakeview Heights        217,588        3,045,546    3,263,134       912,147   1972     various     12/30/87
  Clearfield, UT
Medford Hotel            12,500        4,611,076    4,623,576     1,185,528   1915     various     12/22/87
  Medford, OR
Heritage View            64,800        1,377,511    1,442,311       295,988   1988     various     12/30/87
  New Sweden, ME
Rolling Green           286,350        6,370,027    6,656,377     2,282,081   1974     various     09/30/87
Apartments
  Edmond, OK
Sierra Pointe           336,087        9,055,462    9,391,549     3,386,514   1973     various     09/30/87
Apartments
 Aurora, CO
Terrace Apartments      350,000        6,195,421    6,545,421     2,323,000   1970     various     11/20/87
  Oklahoma City, OK
Trenton Apartments      154,000        1,000,286    1,154,286       289,259   1925     various     12/30/87
  Salt Lake City, UT
Windsor Court           280,000        5,323,584    5,603,584     1,979,771   1974     various     12/30/87
Apartments
  Aurora, CO
Sierra Vista            434,866        8,073,023    8,507,889     3,023,674   1963     various     09/01/87
  Las Vegas, NV
Willow Peg              125,000        1,744,779    1,869,779       585,144   1989     various     03/01/88
Village
  Ricon, GA
Pebble Creek            734,800        9,760,416   10,495,216     2,269,210  1977/81   various     06/20/88
  Arlington, TX



                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                     -------------------------------------------------------


                                                                                       LIFE ON
                                                                                        WHICH
                                   BUILDINGS                                          DEPRECIATION
                      LAND AND        AND                      ACCUMULATED    DATE       IS        DATE
                                                                                       COMPUTED
DESCRIPTION          IMPROVEMENTS IMPROVEMENTS      TOTAL     DEPRECIATION    BUILT    (YEARS)    ACQUIRED

Low and Moderate
Income Apartment Complexes

Pine Village             40,000        1,149,698    1,189,698       373,763   1988     various     03/01/88
  Pine Mountain, GA
Talbot Village           21,120          790,733      811,853       203,225   1988     various     03/01/88
  Talbolton, GA
Logan Plaza             969,289       13,628,418   14,597,707     3,106,024   1988     various     05/10/88
  New York, NY
Cass House              222,000       11,471,119   11,693,119     3,356,680   1988     various     06/08/88
  Boston, MA
Verdean Gardens         214,992       10,933,968   11,148,960     3,022,801   1989     various     05/31/88
  New Bedford, MA
Country Estates          22,500          734,409      756,909       262,366   1988     various     03/01/88
  Glenville, GA
Boulevard               318,000       14,458,791   14,776,791     4,243,111   1920     various     07/14/88
Commons
  Chicago, IL
Chestnut Lane            93,322        1,735,462    1,828,784       540,885   1989     various     08/01/88
  Newman, GA
600 Dakota               63,670          806,829      870,499       186,336   1988     various     10/01/88
Properties
  Wahpeton,  ND
Duluth                   24,000          377,024      401,024        92,310   1989     various     10/01/88
  Souix Falls, SD
Delmar                   75,000          518,423      593,423       165,797   1988     various     10/01/88
  Gillette, WY
Park Terrace            393,713        4,942,446    5,336,159     1,479,509   1989     various     01/20/89
  Dundalk, MD
Brentwood Manor II       44,980        1,128,165    1,173,145       438,101   1971     various     01/20/89
  Nashua, NH
Hillcrest Apts           17,000          737,839      754,839       205,252   1989     various     03/31/89
3
  Perryville, MO

                     -------------------------------------------------------
                     $6,307,475     $142,300,243 $148,607,718   $42,623,824
                     =======================================================

(1) The aggregate cost for Federal Income Tax purposes is approximately $ 148,608,000.

                             * Mortgage   notes  payable   generally   represent
                               non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.



Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996                              Accumulated Depreciation December 31, 1996
---------------------------------------------------------     --------------------------------------------
Balance at beginning of period              $148,106,716      Balance at beginning of         $38,028,894
                                                              period
  Additions during period:                                      Additions during period:
     Other                           18,812                        Depreciation                 4,594,930
acquisitions
                                                                                        ------------------
     Improvements                   512,563                   Balance at close of             $42,623,824
etc.                                                          period
                                ------------                                            ==================
                                                 531,375
  Deductions during period:
     Cost of real estate and       (30,373)
fixed assets sold
     Reclassification to                  0
intangible assets
                                ------------
                                                (30,373)
                                            -------------
Balance at close of period                  $148,607,718
                                            =============


Property Owned December 31, 1995                              Accumulated Depreciation December 31, 1995
---------------------------------------------------------     --------------------------------------------
Balance at beginning of period              $147,713,079      Balance at beginning of         $34,318,321
                                                              period
  Additions during period:                                      Additions during period:
     Other                            8,571                        Depreciation                 3,710,573
acquisitions
                                                                                        ------------------
     Improvements                   659,703                   Balance at close of             $38,028,894
etc.                                                          period
                                ------------                                            ==================
                                                 668,274
  Deductions during period:
     Cost of real estate and      (274,637)
fixed assets sold
     Reclassification to                  0
intangible assets
                                ------------
                                               (274,637)
                                            -------------
Balance at close of period                  $148,106,716
                                            =============


Property Owned December 31, 1994                              Accumulated Depreciation December 31, 1994
---------------------------------------------------------     --------------------------------------------
Balance at beginning of period              $148,207,928      Balance at beginning of         $29,420,795
                                                              period
  Additions during period:                                      Additions during period:
     Other                           27,064                        Depreciation                 4,897,526
acquisitions
                                                                                        ------------------
     Improvements                   228,450                   Balance at close of             $34,318,321
etc.                                                          period
                                ------------                                            ==================
                                                 255,514
  Deductions during period:
     Cost of real estate and      (750,363)
fixed assets sold
     Reclassification to                  0
intangible assets
                                ------------
                                               (750,363)
                                            -------------
Balance at close of period                  $147,713,079
                                            =============


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

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


                       INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1996 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1996, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1997 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 19, 1996 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (708) 853-2580
January 17, 1997

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

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1996, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to reconcile the confirmation received from HUD of the balance of the mortgage, escrows, and mortgage interest paid as reflected on the balance sheet and income statement as of and for the year ended December 31, 1996. We were unable to obtain satisfactory corroborating information from other sources or through alternative procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to corroborate the recorded balance of the mortgage payable, mortgage escrows and mortgage interest paid as referred to in the preceding parargraph, the financial statements referred to above presently fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1996, and was several months delinquent on its mortgage payments. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD presented on pages 13 - 21 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Aronson, Fetridge & Weigle
Rockville, Maryland
January 12, 1997

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

[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1996, and the related statements of changes in partners' equity (deficiency) (MHFA Forms F.C. -2A) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C. -4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1996, and the results of its operations, its cash flows and changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.

January 27, 1997

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

January 23, 1995

[Letterhead]
                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1996, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1996, and the results of its operations, its cash flows and its changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

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

January 27, 1997

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

January 27, 1995

 [Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Medford Hotel Associates Limited Partnership

I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1996 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

   I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1997 on my consideration of Medford Hotel Associates Limited Partnership's internal control structure and a report dated Janaury 22, 1997 on its compliance with laws and regulations.

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


                              /s/ Robert Stephenson

Manhattan Beach, California
January 22, 1997

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

Manhattan Beach, California
February 13, 1995
EIN 95-3497150

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Oregon Landmark-Three Limited Partnership

   I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an Oregon limited partnership) as of December 31, 1996 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I   conducted  my  audit  in  accordance  with   generally  accepted   auditing
standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1997 on my consideration of Oregon Landmark-Three Limited Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

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



                              /s/ Robert Stephenson

Manhattan Beach, California
January 22, 1997

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

[Letterhead]
INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1996 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1996, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 1997, on our consideration of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) internal control structure and reports dated January 16, 1997, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 15 to 22) are presented for the purposes of additional analysis and are not a required part of the basic statement of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 16, 1997

[Letterhead]
INDEPENDENT ACCOUNTANTS' REPORT

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

[Letterhead]

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

[Letterhead]

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1996 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1996, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1997, on our consideration of Lakeview Heights Apartments, Ltd's. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 23, 1997, on its complience with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 15 to 22) are presented for the purposes of additional analysis and are not a required part of the basic statements of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No.
105-94007). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 23, 1997

[Letterhead]

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

/s/ Lake, Hill & Company

Lake, Hill & Company

Salt Lake City, Utah
January 25, 1996

[Letterhead]
                        INDEPENDENT ACCOUNTANTS' REPORT

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

                          /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 1, 1995

[Letterhead]

[Logo]        VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123- 36605, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1997, on our consideration of the Partnership's internal control structure and reports, also dated February 4, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Vroman, McGowen, Hurst, Clark & Smith, P.C.

Des Moines, Iowa
February 4, 1997

Other Auditor information:
Lead Auditor - Donald R. Smith
Federal I.D. Number - 42-1104473

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

[LOGO] Freedberg, Derba & Tardiff, P.C.

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards. we have also issued reports dated February 12, 1997 on our consideration of MB Bittersweet Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Freedberg , Derba & Tardiff, P.C.

February 12, 1996

[Letterhead]

[LOGO] Freedberg, Derba & Tardiff, P.C.
Certified Public Accountants

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

/s/ Freedberg, Derba & Tardiff, P.C.

February 13, 1996

[Letterhead]

[LOGO] Freedberg, Derba & Tardiff, P.C.

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

/s/ Freedberg, Derba & Tardiff, P.C.

February 14, 1995

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Fargo, North Dakota
February 18, 1997

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1997

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

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

 [Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1996, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 1997; on our consideration of Duluth Limited Partnership's internal control structure and reports dated January 18, 1997, on its compliance with specific requirements applicable to nonmajor HUD program transactions and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1997

 [Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1997

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.
INDEPENDENT AUDITOR'S REPORT

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 18, 1997

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

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

/s/ Charles Bailly & Company P.L.L.P.

Fargo, North Dakota
January 17, 1996

[Letterhead]

FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202    Post Office Box 14251
Savannah, Georgia 31406                Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA
/s/R. Doug Floyd
February 28, 1997

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia

[Letterhead]

FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd


February 28, 1997

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

[Letterhead]
FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd


February 28, 1997

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia

Letterhead]
FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd

February 28, 1997

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

[Letterhead]

FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd

February 28, 1997

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

/s/ David C. Moja

David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 4, 1997
Bingham Family Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Bingham Family Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Family Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accouting principles.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                                             February 14, 1996
Bingham Family Housing Associates
224 Maine Avenue
Gardiner, Maine

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Family Housing Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                                             February 10, 1995
Bingham Family Housing Associates
224 Maine Avenue
Gardiner, Maine

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of Bingham Family Housing Associates as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 4, 1997
Birmingham Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Birmingham Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage
Independent Auditors' Report

                                                             February 14, 1996
Birmingham Housing Associates
224 Maine Avenue
Gardiner, Maine

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Housing Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 4, 1997
New Sweden Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of New Sweden Housing Associates (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sweden Housing Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                                             February 14, 1996
New Sweden Housing Associates
224 Maine Avenue
Gardiner, Maine

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sweden Housing Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                            /s/ Macdonald Page & Co.

                          Certified Public Accountants

[Letterhead]

Independent Auditors' Report

                                                             February 10, 1995
New Sweden Housing Associates
224 Maine Avenue
Gardiner, Maine

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' capital of New Sweden Housing Associates as of December 31, 1994, and its revenue and expenses, changes in partners' capital, and cash flows for the year then ended on the basis of accounting described in Note 1.

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

[Letterhead]

                                    [LOGO]
                            Haran & Associates Ltd


                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
HAZEL-WINTHROP APARTMENTS                                    Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of HAZEL-WINTHROP APARTMENTS, Project No. 071-35522-PM, as of December 31, 1996 and 1995, and the related statements of profit and loss, changes in partners' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAZEL-WINTHROP APARTMENTS, as of December 31, 1996 and 1995, and its profit or loss, changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997, on our consideration of HAZEL-WINTHROP APARTMENTS internal control structure and reports dated February 5, 1997, on its compliance with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD programs.

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

/s/ Haran & Associates Ltd

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (847) 853-2580

February 5, 1997

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

January 26, 1996

[Letterhead]

BILLIE J. BURNETT, CPA
                                 5 Benton Drive
                               Nashua, NH 03060
                                (603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership I

I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited
Partnership I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Billie J. Burnett

Billie J. Burnett
January 8, 1997

[Letterhead]

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

[Letterhead]

                          Marks Shron & Company, LLP

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

To the Partners of
Logan Plaza Associates

We have audited the accompanying Balance Sheets of Logan Plaza Associates, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the U.
S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1996 and 1995, and the results of its opertaions, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development , Office of Inspector General in July 1993, we have also issued reports  dated  January  21,  1997 on our  consideration  of the  Partnership's internal control structure, on its compliance with specific requirements applicable to major HUD programs, and on its compliance with specific requirements applicable to Affirmative Fair Housing.


Our  audit  was  made for the  purpose  of  forming  an  opinion  on  the  basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company

January 21, 1997

[Letterhead]

                          Marks Shron & Company, LLP

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the U.
S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marks Shron & Company

January 24, 1996

 [Letterhead]

Michael Sczekan & Co., P.C.

                         INDEPENDENT AUDITOR'S REPORT

To the Owners of                                          HUD Field Office
Delmar Housing Associates Limited Partnership   Denver, Colorado
Yuma, Arizona

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1996, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997, on our consideration of Delmar Housing Associates Limited Partnership's internal control structure and a report dated February 14, 1997, on its compliance with laws and regulations.

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

Respectfully submitted,

/s/ Michael Sczekan & Co.

Michael Sczekan & Co., P.C.
Certified Public Accountants

Englewood, Colorado
February 14, 1997

 [Letterhead]

Michael Sczekan & Co., P.C.

                         INDEPENDENT AUDITOR'S REPORT

To the Owners of                                          Chief-Loan Management
Delmar Housing Associates Limited Partnership   Continental Wingate Associates
Denver, Colorado                                         Boston, Massachusetts

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

                      [Logo] Reznick Fedder & Silverman

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 33 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 6, 1997, on our consideration of Heritage Court Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman

Baltimore, Maryland                               Federal Employer
January 6, 1997                                        Identification Number:
                                                                   52-1088612
Audit Principal:        William T. Riley, Jr.

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

MUELLER, WALLA & ALBERTSON, P.C.

                         INDEPENDENTS AUDITORS' REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Perryville Associates, I, L.P. as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1995 financial statements were compiled by us and our report theron, dated February 9, 1996, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller,  Walla & Albertson, P.C.

Mueller,  Walla & Albertson, P.C.
Certified Public Accountants

January 21, 1997                                          1
              MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

[Letterhead]
MUELLER,  WALLA & ALBERTSON, P.C.

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

/s/Mueller,  Walla & Albertson, P.C.

Mueller,  Walla & Albertson, P.C.
Certified Public Accountants

February 9, 1996

[Letterhead]

                            MUELLER,  WALLA & ALBERTSON, P.C.

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

/s/ Mueller,  Walla & Albertson, P.C.

Mueller,  Walla & Albertson, P.C.
Certified Public Accountants

February 6, 1995

                                            2225 NEW YORK AVENUE, LTD.

                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607

                                           AUDITED FINANCIAL STATEMENTS
                                          AND OTHER FINANCIAL INFORMATION

                                                 DECEMBER 31, 1996


                        LEAD AUDITOR:         Gerald R. Aronson, CPA
                                              Aronson, Fetridge & Weigle
                                              6116 Executive Blvd., Fifth Floor
                                              Rockville, Maryland  20852
                                              (301) 231-6200
                                              Federal I.D.# 52-0987391

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                                 TABLE OF CONTENTS


                  TITLE                                                PAGE

INDEPENDENT AUDITOR'S REPORT...........................................1 - 2

AUDITED FINANCIAL STATEMENTS

   BALANCE SHEET ...........................................           3 - 4

   STATEMENT OF PROFIT AND LOSS................... ....................5 - 6

   STATEMENT OF PARTNERS' CAPITAL .....................................7

   STATEMENT OF CASH FLOWS.............................................8

   NOTES TO FINANCIAL STATEMENTS.......................................9 - 12

OTHER FINANCIAL INFORMATION
   SUPPORTING DATA REQUIRED BY HUD....................................13 - 21

   REPORT ON INTERNAL CONTROL STRUCTURE...............................22 - 23

   REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
      APPLICABLE TO MAJOR HUD PROGRAMS................................24

   REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
      APPLICABLE TO AFFIRMATIVE FAIR HOUSING..........................25

   SCHEDULE OF FINDINGS AND QUESTIONED COSTS..........................26

   AUDITOR'S COMMENTS ON AUDIT RESOLUTION MATTERS
      RELATING TO HUD PROGRAMS........................................27

   CERTIFICATE OF PARTNERS............................................28

   MANAGEMENT AGENT CERTIFICATION.....................................29

                        Independent Auditor's Report



The Partners                                      HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                        1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS                       P.O. Box 2905
Fairfax, Virginia                                 Fort Worth, Texas  76113-2905


We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1996, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to reconcile the confirmation received from HUD of the balance of the mortgage, escrows, and mortgage interest paid as reflected on the balance sheet and income statement as of and for the year ended December 31, 1996. We were unable to obtain satisfactory corroborating information from other sources or through alternative procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to corroborate the recorded balance of the mortgage payable, mortgage escrows and mortgage interest paid as referred to in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1996, and was several months delinquent on its mortgage payments. These factor raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD presented on pages 13 - 21 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Arnson, Fetridge & Weigle

Rockville, Maryland
January 12, 1997

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                                   BALANCE SHEET
                                                 DECEMBER 31, 1996

                                                      ASSETS

CURRENT ASSETS
            Petty cash                                 $        300
            Cash in bank                                     40,136
            Other accounts receivable (Note 2)              143,134
            Prepaid property and liability insurance         11,707
                                                            -------
                           Total current assets            $        195,277

DEPOSITS HELD IN TRUST-FUNDED
       Tenant security deposits (contra)                             35,535

RESTRICTED DEPOSITS AND FUNDED RESERVES
       Mortgage escrow deposits (Note 3)                    303,469
       Reserve for replacement                               45,370
                                                            -------
           Total restricted deposits and funded reserves             348,839

FIXED ASSETS (NOTES 1 AND 4)
        Land                                                734,800
        Buildings and equipment                           9,760,416
                                                          ---------
                  Total fixed assets                     10,495,216
        Less:  Accumulated depreciation                  (2,269,210)
                                                          ---------
                                        Net fixed assets           8,226,006
OTHER ASSETS
1900   Deferred financing costs, net of accumulated amortization
      of $91,251
(Note 1)                                                             379,710
                                                                   ---------
                                            TOTAL ASSETS     $     9,185,367

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued expenses          $127,611
Accrued real estate taxes                       139,251
Accrued interest payable(Note 4)                765,391
Mortgage payable-current portion (Note 4)     7,945,275
Prepaid rents                                     1,051
                                           --------
                    Total current liabilities     $     8,978,579

DEPOSIT LIABILITIES
Tenant security deposits (contra)                          23,312

LONG-TERM LIABILITIES
Due to general partner (Note 5)                 280,406
Due to affiliates (Note 5)                      114,361
Due to limited partner (Note 5)                  10,000
                                                -------
                    Total long-term liabilities           404,767
                                                        ---------
                            Total liabilities           9,406,658

PARTNERS'CAPITAL                                         (221,291)
                                                       ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $     9,185,367
                                                       ==========

                U.S. Department of Housing and Urban Development
                 Office of Housing Federal Housing Commissioner
                          STATEMENT OF PROFIT AND LOSS
                      For the Year Ended December 31, 1996

Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addressees.

For month /period                   Project Number              Project Name
Beginning         Ending                                   2225 New York Avenue
January 1, 1996 December 31, 1996     113-36607              T/A Pebble Creek

Rental Income

Apartment or Member Carrying Charges (Coops)                     $         371,200
Tenant Assistance Payments                                               1,855,520
Total Rent Revenue Potential at 100% Occupancy                                          2,226,720

Vacancies

Apartments                                                                (159,142)
Total Vacancies                                                                          (159,142)
                                                                                          -------
Net Rental Revenue Less Vacancies                                                       2,067,578
Interest Income - Project Operations                                         1,235
Income from investments - Reserves for Replacements                            555
Total Financial Revenue                                                                     1,790
Other Revenue
Laundry and Vending                                                          7,348
NSF and Late Charges                                                         1,310
Damages and Cleaning Fees                                                   20,510
Forfeited Tenant Security Deposits                                           2,100
Other Revenue (specify) pay telephone, misellaneous                          7,562
Total Other Revenue                                                                        38,830
                                                                                          -------
Total Revenue                                                                           2,108,198

Administrative Expenses
Advertising                                                                  3,462
Other Administrative Expense                                                 9,961
Office Salaries                                                             67,079
Office Supplies                                                             13,697
Management                                                                  84,030
Manager or Superintendent Salaries                                          35,822
Legal Expenses (Project)                                                     2,654
Bookeeping Fees / Accounting Service                                         8,500
Telephone and Answering Service                                              8,972
Miscellaneous Administrative Expenses (specify)                             12,899
Total Administrative Expenses                                                             247,077
Electricity (Light and Misc. Power)                                         50,040
Water                                                                      171,387
Gas                                                                         28,348
Total Utilities Expense                                                                   249,775

The  accompanying   notes  are  an  integral  part  of  the
financial statements.

Limited Partnership                                          113-36607

Janitor and Cleaning Supplies                                                  106
Janitor and Cleaning Contract                                                9,626
Exterminating Payroll/ Contract                                              8,725
Garbage and Trash Removal                                                   18,517
Security Payroll/ Contract                                                  68,385
Grounds Payroll                                                             17,697
Grounds Contract                                                            24,656
Repairs Payroll                                                             95,170
Repairs Material                                                           328,673
Repairs Contract                                                            39,338
Elevator Maintenance / Contract                                              6,486
Heating/ Cooling Repairs and Maintenance                                    22,019
Swimming Pool Maintenance/ Contract                                          8,316
Decorating Payroll/ Contract                                                15,031
Total Operating and Maintenance Expenses                                                  662,745

Real Estate Taxes                                                          139,251
Miscellaneous Taxes, Licenses and Permits                                   17,508
Property and Liability Insurance (Hazard)                                   63,212
Health Insurance and Other Employee Benefits                                40,074
Other Insurance (specify)                                                       80
Total Taxes and Insurance                                                                 260,124

Interest on Mortgage Payable                                               852,610
Mortgage Insurance Premium /Service Charge                                  39,752
Miscellaneous Financial Expenses                                            11,776
Total Financial Expenses                                                                  904,138

Total Cost of Operations Before Depreciation                                            2,323,859
Profit (Loss) before Depreciation                                                        (215,661)
Depreciation (Total)                                                                      238,223
Operating Profit or (Loss)                                                               (453,884)
Net Profit or (Loss)                                                                     (453,884)
Part II
1. Total principal payments required under the mortgage,
even if payments under a Workout Agreement are less or
more than those required under the mortgage                                                26,312
2. Replacement Reserve deposits required by the Regulatory
Agreement or Amendments thereto, even if payments may be
temporarily suspended or waived                                                            32,520

                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          STATEMENT OF PARTNERS' CAPITAL
                                       FOR THE YEAR ENDED DECEMBER 31, 1996



                                                                                          Limited
                                                                                          Partner
                                                                                          Boston
                                                                                         Financial
                                                                        General          Qualified
                                                                        Partner         Investment
                                                                      GCJM, Inc.           L.P.             Total

BALANCE,BEGINNING OF YEAR                                            $ (23,017)       $    255,610      $  232,593

NET LOSS                                                                (4,539)           (449,345)       (453,884)
                                                                      --------            ---------      ---------
BALANCE                                                              $ (27,556)       $    (193,735)  $   (221,291)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                              STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $       (453,884)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization                                  249,998
Interest earned and maintained in replacement reserve             (555)
Decrease in tenant accounts receivable                           6,588
Increase in other receivables                                 (141,839)
Decrease in prepaid property and liability insurance            16,526
Decrease in prepaid mortgage insurance                           9,939
Increase in mortgage escrow deposits                          (138,376)
Decrease in insurance proceeds                                  39,696
Decrease in accounts payable and accrued expenses              (46,542)
Increase in accrued interest payable                           480,575
Decrease in prepaid rents                                       (2,594)
Decrease in accrued real estate taxes                          (13,837)
Increase in security deposit escrow (net)                       (8,464)
                                                                -------
     Net cash used by operating activities                              (2,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Transfer from replacement reserve                                5,420
Purchase of fixed assets                                        (3,438)
                                                                 -----
     Net cash flows provided by investing activities                     1,982

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                           (6,150)
Advances from limited partner                                    10,000
                                                                 ------
      Net cash flow provided by financing activities                     3,850
                                                                         -----
NET INCREASE IN CASH                                                     3,063

CASH, BEGINNING OF YEAR                                                 37,373
                                                                        ------
CASH, END OF YEAR                                             $         40,436

SUPPLEMENTAL CASH  FLOW INFORMATION

Actual cash payments for:

 Interest                                                     $        372,035




The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

          (A)   Organization

                The Partnership was organized as a limited partnership in December 1987 to acquire an interest in real property located in the State of Texas and to construct and operate thereon an apartment complex of 352 units, under Section 221(D)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The Regulatory Agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of each year.

                Ninety-five percent of the units are subsidized under Section 8 of the National Housing Act of 1937. This act provides that assistance be made available to low income persons, including, but not limited to, the elderly, handicapped and disabled. Assisted tenants pay no less than 10% of their adjusted annual gross income and no more than 30% of their adjusted monthly income as rental payments and the Department of Housing and Urban Development (HUD) contracts to pay the difference.

          (B)   Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (C)   Fixed assets

                The land, buildings and equipment are recorded at original cost to the Partnership, which includes all costs of the purchase and renovation of the project and construction period interest and taxes. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of 40 years for the building and five years for the equipment.

                For income tax reporting purposes, fixed assets are being depreciated using the Modified ACRS method allowed by the Internal Revenue Code, over the predetermined lives of 7 to 27.5 years.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (D)   Deferred financing costs

                In 1988, the Partnership paid $470,961 in financing costs to obtain an FHA-insured mortgage loan. These financing costs have been deferred and are being amortized on the straight-line method over the life of the mortgage loan which is 40 years.

          (E)   Income taxes

                For Federal and state income tax purposes, the Partners report on their separate income tax returns their respective shares of the Partnership income or loss for each accounting period. Accordingly, accruals for income taxes have not been reflected in the accompanying financial statements. Income or loss of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partner.


NOTE 2 - OTHER ACCOUNTS RECEIVABLE

          This amount represents the October 1996 subsidy payment due from Arlington Housing Authority, the administrator for HUD under the HAP contract. The payment was withheld until required repairs on Pebble Creek Apartments were performed. The repairs were completed in January 1997. It is the opinion of management that all repairs were satisfactorily performed and the payment will be forthcoming.


NOTE 3 - MORTGAGE ESCROW DEPOSITS

          The Partnership has the following escrow balances at December 31, 1996:

                 Real estate taxes              $       185,308
                 Flood insurance                          5,031
                 Unapplied escrows                       91,503
                 FHA mortgage insurance premium          21,627
                                                         ------
                            Total               $       303,469

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1996


NOTE 4 - MORTGAGE PAYABLE

          The 10.75% mortgage note payable is insured by HUD and is payable in monthly installments of $73,263 including interest through March 1, 2029. The land and buildings of the apartment project are pledged as collateral for the note. In addition, the note agreement requires that escrows for taxes, insurance and replacement of project assets be maintained and funded monthly as a part of the note payment.

          The mortgage is currently delinquent and is in default. The delinquent interest due on the loan is approximately $765,391 and delinquent principal approximately $26,312. The Partners are attempting to restructure the existing loan under more favorable terms that will enable them to bring the loan to a current basis (See Note 7).

          The current monthly payment requirement is as follows:

                      Principal and interest       $        73,590
                      Cash replacement reserve               2,710
                      Insurance escrow                       2,942
                      Real estate tax escrow                13,395
                      Service charge                         3,302
                                                            ------
                                 Total             $        95,939

          The aggregate amount of annual maturities of the mortgage note assuming the loan is brought current, are as follows:

                   Year Ending
                   December 31                              Amount

                     1997                          $        55,596
                     1998                                   32,592
                     1999                                   36,274
                     2000                                   40,371
                     2001                                   44,931
                   Thereafter                            7,735,511
                                                         ---------
                           Total                   $     7,945,275

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1996


NOTE 5 - RELATED PARTY TRANSACTIONS

          The general partner and/or its stockholders have advanced $280,406 to the Partnership from time to time to cover working capital needs. The limited partner advanced $10,000 in 1996 to cover operating shortfalls.
These advances are noninterest-bearing and have no fixed repayment terms.

          Affiliates of the Partnership have also advanced funds and provided services to the Partnership. A summary of amounts due to affiliates at December 31, 1996 is as follows:

                         Due to affiliates
                         Loan                     $         2,200
                         Note                              14,000
                         Accrued interest                   9,126
                         Accounting services               89,035
                                                          -------
                                        Total     $       114,361


NOTE 6 - HOUSING ASSISTANCE PAYMENT CONTRACT AGREEMENT

          The Federal Housing Administration (FHA) has contracted with the Partnership, under Section 8 of Title II of The Housing and Community Development Act of 1974, to make housing assistance payments to the Partnership on behalf of qualified tenants. The Partnership earned rental assistance payments from HUD in the amount of approximately $1,855,000 during the year ended December 31, 1996.


NOTE 7 - PARTNERSHIP STATUS AND MANAGEMENT'S PLAN

          At December 31, 1996, the Partnership's current liabilities exceeded its current assets and mortgage escrow deposits available for the payment of current liabilities by approximately $600,000 and the Partnership is delinquent in its mortgage payments. Additionally, the Partnership experienced a net loss of $453,884 for the year ended December 31, 1996. As discussed in Note 4, the Partnership has filed a work out plan dated January 1, 1997 with HUD and is attempting to refinance the existing HUD loan to 8.5%, a rate which management believes the property can support, and to obtain relief on the arrearage in payments.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


SUPPLEMENTAL INFORMATION FOR STATEMENT OF PROFIT AND LOSS HUD FORM 92410

Miscellaneous Administrative expenses - Account 6390

Source                                                Amount

Postage                                       $          281
Travel                                                   294
Employee training                                        653
Other administrative expenses                         11,671
                                                      ------
                  Tota1                       $       12,899


Refer to Independent Auditor's Report.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


ACCOUNTS AND NOTES RECEIVABLE (OTHER THAN FROM REGULAR TENANTS):

Name of Borrower       Original                        Original        Balance
                         Date                Terms      Amount          Due

Arlington Housing
Authority               10/96                None      $143,134       $143,134


MORTGAGE ESCROW DEPOSITS:

             Estimated amount required for future payment of:
             City, state and county taxes                     $ 139,251
             Property insurance                                  35,121
             Mortgage insurance                                  69,566
                                                                 ------
                                            Total               243,938
             Excess on deposit to cover estimated requirements   59,531
             Total per mortgagor's books (not reconciled         ------
               to confirmation from HUD)                      $ 303,469


TENANT SECURITY DEPOSITS:

Tenant security deposits are held in a separate bank account in the name of the project.

Refer to Independent Auditor's Report.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


CASH REPLACEMENT RESERVES:

In accordance with the provisions of the Regulatory Agreement, restricted cash is to be used for replacement of property with the approval of HUD as follows:

                                                           Amount
          Balance, January 1, 1996                $        50,235
          Monthly deposits                                   -
          Interest earned                                     555
          Transfers to other escrow accounts               (5,420)
                                                            -----
          Balance, December 31, 1996,
                    confirmed by mortgagee        $        45,370


Refer to Independent Auditor's Report.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


ACCOUNTS PAYABLE (OTHER THAN TRADE CREDITORS):

None.


ACCRUED TAXES (ACCOUNT 2150):

Tarrant County, Texas              Due 1/31/97            $139,251


COMPENSATION TO PARTNERS:

No compensation was paid to the Partners for the year ended December 31, 1996.


UNAUTHORIZED DISTRIBUTION OF PROJECT REVENUE:

None.


IDENTITY OF INTEREST:

The general partner and/or its stockholders and affiliates have advanced money to the partnership from time to time to cover working capital needs. These advances total $280,406 and $114,361 at December 31, 1996. The limited partner advanced $10,000 in 1996 to cover working capital needs. There are no fixed repayment terms.

Refer to Independent Auditor's Report.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                      STATEMENT OF RECEIPTS AND DISBURSEMENTS
                                       FOR THE YEAR ENDED DECEMBER 31, 1996


SOURCE OF FUNDS
    Operations
        Revenue
          Rental                                   1,969,426
          Interest income                              1,790
          Other income                                38,830  $     2,010,046

        Expenses
          Administrative expen                        60,146
          Management fees                             84,030
          Operating and maintenance expenses         504,280
          Operating and maintenance payrolls         307,906
          Utilities                                  249,775
          Taxes - real estate                        153,088
          Taxes - other                               17,508
          Insura                                      86,839
          Interest on building                       372,035
          Mortgage insurance                          29,813        1,865,420
                                                                   ----------
     Cash provided by operations before amortization                  144,626
       Amortization of mortgage principal                             (6,150)
                                                                   ----------
   Cash provided by operations after amortization                     138,476
  Other sources:
     Decrease in replacement reserve account           4,865
        Increase in mortgage escrows                (138,376)
    Increase in security deposit escrows              (8,464)
   Advances from limited partners                     10,000         (131,975)
                                                                   ----------
    Total sources of funds                                              6,501

  APPLICATION OF FUNDS
  Purchase of fixed assets                                             (3,438)
                                                                   ----------
      INCREASE IN CASH                                                 3,063

   CASH AT BEGINNING OF YEAR                                          37,373
                                                                   ----------
    CASH AT END OF YEAR                                       $        40,436

Refer to Independent Auditor's Report.

                                         2225 NEW YORK AVENUE, LTD.
                                           (A Limited Partnership)
                                         T/A PEBBLE CREEK APARTMENTS
                                          FHA PROJECT NO. 113-36607
                                       SUPPORTING DATA REQUIRED BY HUD
                             STATEMENT OF RECEIPTS AND DISBURSEMENTS (CONTINUED)
                                              DECEMBER 31, 1996


(1)    Detail of other income

      Source                                                    Amount

      NSF and late charges                             $         1,310
      Laundry and vending income                                 7,348
      Tenant damage payment                                     20,510
      Pay telephone income                                       4,698
      Forfeited deposits                                         2,100
      Miscellaneous                                              2,864
                                                                ------
                        Total                          $        38,830

(2)    Cash and temporary cash investments at year end consisted of:

Bank/Account                                Type of
  Name                                      Account          Amount

N/A                                         Petty/cash  $           300
NationsBank, 2225 NY Avenue, Ltd            Checking             39,302
Riggs Bank, 2225 NY Avenue, Ltd             Checking                834

                                                        $        40,436

Refer to Independent Auditor's Report.

                                            2225 NEW YORK AVENUE, LTD.

                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


SCHEDULE OF CHANGES IN FIXED ASSETS FOR THE YEAR ENDED DECEMBER 31, 1996


                                            Assets                                    Accumulated Depreciation           Net
                        Balance                              Balance,      Balance,                          Balance,    Book Value
                        January                              December      January    Current    Deductions  December    December
                        1, 1996   Additions  Deductions      31, 1996      31, 1996   Provisions             31, 1996

Land             $      734,800  $       -  $       -   $    734,800   $           -   $      -  $      -    $      -    $  734,800

Building and
equipment             9,756,978      3,438          -      9,760,416       2,030,987    238,233         -     2,269,210   7,491,206

                    -----------     -------    -------      --------      --------     --------    --------  ---------    --------
   Total         $   10,491,778  $   3,438 $        -   $ 10,495,216   $   2,030,987  $ 238,233 $       -   $ 2,269,210  $8,226,006





Refer to Independent Auditor's Report

Computation of Surplus Cash,                        U.S. Department of Housing
Distributions and Residual                          and Urban Development
Receipts                                            Office of Housing
                                                    Federal Housing Commissioner

Project Name                  Fiscal Period Ended                Project Number
2225 New York Avenue
T/A Pebble Creek Apts         December 31, 1996                    113-36607

Cash                                                                     75,971
   (a) Total Cash                                                                75,971

Accrued mortgage interest payable                                       765,391
Delinquent mortgage principal payments                                   26,312
Delinquent deposits to reserve for replacements                          40,650
Accounts payable (due within 30days)                                    127,611
Prepaid rents                                                             1,051
Tenant security deposits liability                                       23,312
   (b) Less Total Current Obligations                                           984,327
   (c) Surplus Cash (Deficiency) (Line (a)minus Line (b))                      (908,356)


                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                          SUPPORTING DATA REQUIRED BY HUD
                                                 DECEMBER 31, 1996


SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS AS OF DECEMBER 31, 1996

A. Funds Held by Mortgagor, Regular Operating Account:
     1.Riggs National Bank, (checking)1                     834
     2.NationsBank,checking)2                            39,302
     3.Imprest petty cash fund                              300
                                                         ------
               Operating Account, Sub-Total              40,436

B. Funds Held by Mortgagor in trust,Tenant
          Security Deposit:
     1.NationsBank, (money market)2                      35,535
                                                         ------
                Funds Held by Mortgagor, total           75,971

C.Funds Held by Mortgagee,(in trust)
     1.Tax, Insurance and MIP escrow,(checking)4        303,469
     2.Reserve Fund for replacements                     45,370
                                                        -------
                Funds Held by Mortgagee, total          348,839
                                                       --------
      TOTAL FUNDS IN FINANCIAL INSTITUTIONS            $424,810
                                                       ========

1 Balance confirmed by Riggs National Bank,  January 7, 1997
2 Balance confirmed by  NationsBank,  January 29, 1997
3 Balances  confirmed by Data  Prompt,  Inc., January 18, 1997
4 The balance confirmed by Data Prompt,  Inc., January 18, 1997 was
   $200,928, which does not agree with the Partnership's records which reflects a balance of $303,469.

                                     2225 NEW YORK AVENUE, LTD.
                                       (A Limited Partnership)
                                     T/A PEBBLE CREEK APARTMENTS
                                      FHA PROJECT NO. 113-36607
                     INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROL STRUCTURE
                                          DECEMBER 31, 1996

                   Independent Auditor's Report on Internal Control Structure


The Partners                                      HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                        1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS                       P.O. Box 2905
Fairfax, Virginia                                 Fort Worth, Texas  76113-2905


We have audited the financial statements of 2225 NEW YORK AVENUE, LTD. as of and for the year ended December 31, 1996, and have issued our report thereon dated January 12, 1997. We have also audited 2225 NEW YORK AVENUE, LTD.'s compliance with requirements applicable to HUD-assisted programs and have issued our reports thereon dated January 12, 1997.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, in July 1993. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether 2225 NEW YORK AVENUE, LTD. complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

The management of 2225 NEW YORK AVENUE, LTD. is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant internal control structure policies and procedures and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of 2225 NEW YORK AVENUE, LTD. and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on the internal control structure in accordance with the provisions of the Guide and not to provide any assurance on the internal control structure.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal control structure policies and procedures that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to 2225 NEW YORK AVENUE, LTD.'s major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/Arnson,Fetridge & Weigle

Rockville, Maryland
January 12, 1997

                              2225 NEW YORK AVENUE, LTD.
                                  (A Limited Partnership)
                              T/A PEBBLE CREEK APARTMENTS
                                FHA PROJECT NO. 113-36607
           INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENT
                        APPLICABLE TO MAJOR HUD PROGRAMS
                                   DECEMBER 31, 1996

                   Independent Auditor's Report on Compliance with Specific
                      Requirements Applicable to Major HUD Programs

The Partners                                     HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                       1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS                      P.O. Box 2905
Fairfax, Virginia                                Fort Worth, Texas  76113-2905


We have audited the financial statements of 2225 NEW YORK AVENUE, LTD. as of and for the year ended December 31, 1996, and have issued our report thereon dated January 12, 1997.

We have also audited 2225 NEW YORK AVENUE, LTD.'s compliance with the specific program requirements governing management, maintenance, federal financial reports, mortgage status, the replacement reserve, the residual receipts, tenant applications, tenant eligibility, tenant recertification, tenant security deposits, cash receipts and disbursements, and distributions to owners that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1996. The management of 2225 NEW YORK AVENUE, LTD. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about 2225 NEW YORK AVENUE, LTD.'s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, 2225 NEW YORK AVENUE, LTD. complied, in all material respects, with the requirements described above that are applicable to each of its HUD-assisted programs for the year ended December 31, 1996.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.

/s/Arnson, Fetridge & Weigle

Rockville, Maryland
January 12, 1997

                             2225 NEW YORK AVENUE, LTD.
                              (A Limited Partnership)
                             T/A PEBBLE CREEK APARTMENTS
                              FHA PROJECT NO. 113-36607
                   OPINION ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                           APPLICABLE TO AFFIRMATIVE FAIR HOUSING
                                    DECEMBER 31, 1996

                Independent Auditor's Report on Compliance with Specific
                 Requirements Applicable to Affirmative Fair Housing


The Partners                                      HUD Field Office Director
2225 NEW YORK AVENUE, LTD.                        1600 Thockmorton
T/A PEBBLE CREEK APARTMENTS                       P.O. Box 2905
Fairfax, Virginia                                 Fort Worth, Texas  76113-2905

We have audited the financial statements of 2225 NEW YORK AVENUE, LTD. as of and for the year ended December 31, 1996, and have issued our report thereon dated January 12, 1997.

We have applied procedures to test 2225 NEW YORK AVENUE, LTD.'s compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs for the year ended December 31, 1996.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs, (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on 2225 NEW YORK AVENUE, LTD.'s compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported under the Guide.

This report is intended for the information of the partners, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Arnson Fetridge & Weigle

Rockville, Maryland
January 12, 1997

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                     SCHEDULE OF FINDINGS AND QUESTIONED COSTS
                                                 DECEMBER 31, 1996

  Independent Auditor's Comments on Schedule of Findings and Questioned Costs

SCHEDULE OF FINDINGS AND QUESTIONED COSTS

None

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                           FHA PROJECT NO. 113-36607
                                RESOLUTION MATTERS RELATING TO THE HUD PROGRAMS
                                              SUPPLEMENTARY DATA
                                                 DECEMBER 31, 1996

                             Independent Auditor's Comments on Audit Resolution
                                    Matters Relating to the HUD Programs


The Project took corrective action on findings from the prior audit report of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as follows:

Finding 1 - The management company does not have fidelity bond insurance coverage equal to two months gross rent potential.

Status - The management company increased its fidelity bond coverage during the year and is in compliance.

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                                 DECEMBER 31, 1996

                                              CERTIFICATE OF PARTNERS


We hereby certify that we have examined the accompanying financial statements and supplementary data of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 and, to the best of our knowledge and belief, the same is complete and accurate.



                                          2225 NEW YORK AVENUE, LTD.
                                          Federal Employer ID No. 52-1544472




                    Joshua A. Muss, President of GCJM, Inc.,
                    General Partner

                                            2225 NEW YORK AVENUE, LTD.
                                              (A Limited Partnership)
                                            T/A PEBBLE CREEK APARTMENTS
                                             FHA PROJECT NO. 113-36607
                                                 DECEMBER 31, 1996

                                          MANAGEMENT AGENT CERTIFICATION


We hereby certify that we have examined the accompanying financial statements and supplemental data of 2225 NEW YORK AVENUE, LTD. and, to the best of our knowledge and belief, the same is accurate and complete.





                                              (Signature of Management Agent's
                                               Representative)



                                                Title





                                                     Lincoln Property Company



                                                     Date