Form 10-Q
period 1997-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1997-08-13
CIK 810663

August 13, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended June 30, 1997
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,





/s/ Veronica J. Curioso
Veronica J. Curioso
Assistant Controller








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

For the quarterly  period ended  June 30, 1997

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the transition period from                 to

Quarter Ended  June 30, 1997        Commission file number          0-16796
               --------------                                ----------------


Boston     Financial    Qualified   Housing   Limited    Patnership
             (Exact name of registrant as specified in its charter)

    Delaware                                                   04-2947737
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                          Identification No.)


   101 Arch Street, Boston, Massachusetts                     02110-1106
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617)   439-3911

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

                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Combined Balance Sheets - June 30, 1997 (Unaudited)
            and March 31, 1997                                            1

         Combined Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1997 and 1996                           2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1997        3

         Combined Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1997 and 1996                           4

         Notes to the Combined Financial Statements (Unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

PART II - OTHER INFORMATION

Items 1-6                                                                 11

SIGNATURE                                                                 12

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                             COMBINED BALANCE SHEETS

                                                                       June 30,               March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                             $    476,220          $    453,264
Tenant security deposits                                                     3,695                 4,709
Marketable securities, at fair value                                     1,871,412             1,923,032
Mortgagee escrow deposits                                                      940                10,230
Replacement reserve escrow                                                   6,092                 6,092
Bond trusts                                                                 86,209                86,209
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $594,650 and $650,453, respectively (Note 1)                          4,086,031             4,645,508
Deferred charges, net of accumulated
   amortization of $33,051 and $32,245, respectively                        47,563                48,369
Rental property at cost, net of accumulated
   depreciation of $398,560 and $388,378, respectively                   1,148,063             1,158,106
Other assets                                                                34,351                33,588
                                                                      ------------          ------------
     Total Assets                                                     $  7,760,576          $  8,369,107
                                                                      ============          ============

Liabilities and Partners' Equity
Accounts payable to affiliates                                        $     13,092          $     34,790
Accounts payable and accrued expenses                                       40,865                46,346
Accrued interest                                                            68,819                68,819
Tenant security deposits payable                                             4,756                 4,617
Bonds payable                                                            1,210,000             1,210,000
                                                                      ------------          ------------
     Total Liabilities                                                   1,337,532             1,364,572
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              58,646                58,847
                                                                      ------------          ------------

General, Initial and Investor Limited Partners' Equity                   6,369,758             6,958,668
Net unrealized losses on marketable securities                              (5,360)              (12,980)
                                                                      ------------          ------------
     Total Partners' Equity                                              6,364,398             6,945,688
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  7,760,576          $  8,369,107
                                                                      ============          ============

     The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                         1997                     1996
                                                                     -------------            --------


Revenue:
   Rental                                                            $      58,384             $    46,301
   Investment                                                               37,691                  31,042
   Other                                                                    23,771                   4,357
                                                                     -------------             -----------
      Total Revenue                                                        119,846                  81,700
                                                                     -------------             -----------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $51,069 and $38,748 in 1997 and
     1996, respectively)                                                    74,242                  78,342
   Rental operations, exclusive of depreciation                             31,723                  26,949
   Interest                                                                 38,278                  30,035
Depreciation                                                                10,182                  10,045
   Amortization                                                             20,922                  27,075
   Adjustment to provision for valuation of
    investments in Local Limited Partnerships                              (55,803)               (122,117)
                                                                     -------------             -----------
     Total Expenses                                                        119,544                  50,329
                                                                     -------------             -----------

Income before equity in losses of
   Local Limited Partnerships                                                  302                  31,371

Minority interest in loss of Local Limited Partnership                         201                     191

Equity in losses of Local Limited Partnerships                            (589,413)               (525,350)
                                                                     -------------             -----------

Net Loss                                                             $    (588,910)            $  (493,788)
                                                                     =============             ===========

Net Loss allocated
   To General Partners                                               $      (5,889)            $    (4,938)
   To Limited Partners                                                    (583,021)               (488,850)
                                                                     -------------             -----------
                                                                     $    (588,910)            $  (493,788)
                                                                     =============             ===========

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                    $      (11.66)            $     (9.78)
                                                                     =============             ===========


     The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1997


                                                           Initial        Investor            Net
                                           General         Limited         Limited        Unrealized
                                           Partners       Partners        Partners          Losses         Total

Balance at March 31, 1997                $  (364,910)      $ 4,648      $  7,318,930      $ (12,980)   $  6,945,688

Net change in net unrealized losses
   on marketable securities
   available for sale                              -             -                 -          7,620           7,620

Net Loss                                      (5,889)            -          (583,021)             -        (588,910)
                                         -----------       -------       -----------      ---------    ------------

Balance at June 30, 1997                 $  (370,799)      $ 4,648       $ 6,735,909      $  (5,360)   $  6,364,398
                                         ===========       =======       ===========      =========    ============

     The accompanying notes are an integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1997 and 1996

                                                                               1997                1996
                                                                          ------------         --------


Net cash used for operating activities                                    $   (61,735)         $  (275,236)
                                                                          -----------          -----------

Cash flows from investing activities:
   Purchases of marketable securities                                        (894,769)            (686,287)
   Proceeds from sales and maturities of marketable securities                953,867              684,625
   Cash distributions received from Local Limited Partnerships                 25,732               27,578
   Purchase of rental property and equipment                                     (139)                   -
                                                                          -----------          -----------
Net cash provided by investing activities                                      84,691               25,916
                                                                          -----------          -----------

Net increase (decrease) in cash and cash
   equivalents                                                                 22,956             (249,320)

Cash and cash equivalents, beginning                                          453,264              678,567
                                                                          -----------          -----------

Cash and cash equivalents, ending                                         $   476,220          $   429,247
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


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

A summary of Investments in Local Limited  Partnerships,  excluding  Hughes,  at
June 30, 1997, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,630,480

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $13,509,279)                                 (34,031,273)

Cumulative cash distributions received from Local Limited Partnerships                        (1,598,165)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                    1,001,042

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,090,938)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      4,680,681

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (594,650)
                                                                                        $      4,086,031

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1997 is $1,563,403.

For the three months ended June 30, 1997, the Partnership has not recognized $993,971 of equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2. Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Cash and cash equivalents                 $    472,450        $      3,770       $      -        $     476,220
Tenant security deposits                             -               3,695              -                3,695
Marketable securities, at fair value         1,871,412                   -              -            1,871,412
Mortgagee escrow deposits                            -                 940              -                  940
Replacement reserve escrow                           -               6,092              -                6,092
Bond trusts                                          -              86,209              -               86,209
Investments in Local Limited
   Partnerships, net                         4,024,550                   -         61,481            4,086,031
Deferred charges, net                                -              47,563              -               47,563
Rental property at cost, net                         -           1,148,063              -            1,148,063
Other assets                                    31,687               2,664              -               34,351
                                          ------------        ------------       --------        -------------
     Total Assets                         $  6,400,099        $  1,298,996       $ 61,481        $   7,760,576
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates            $     13,092        $     53,490       $(53,490)       $      13,092
Accounts payable and accrued
   expenses                                     22,609              18,256              -               40,865
Accrued interest                                     -              68,819              -               68,819
Tenant security deposits payable                     -               4,756              -                4,756
Bonds payable                                        -           1,210,000              -            1,210,000
                                          ------------        ------------       --------        -------------
   Total Liabilities                            35,701           1,355,321        (53,490)           1,337,532
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         58,646               58,646
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     6,369,758             (56,325)        56,325            6,369,758
Net unrealized losses on
   marketable securities                        (5,360)                  -              -               (5,360)
                                          ------------        ------------       --------        -------------
     Total Partners' Equity (Deficiency)     6,364,398             (56,325)        56,325            6,364,398
                                          ------------        ------------       --------        -------------
     Total Liabilities and
     Partners' Equity (Deficiency)        $  6,400,099        $  1,298,996       $ 61,481        $   7,760,576
                                          ============        ============       ========        =============

(A) As of June 30, 1997.
(B) As of March 31, 1997.

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

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     58,384       $       -        $     58,384
   Investment                                    37,667                 24               -              37,691
   Other                                         21,256              2,515               -              23,771
                                          -------------       ------------       ---------        ------------
     Total Revenue                               58,923             60,923               -             119,846
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    74,242                  -               -              74,242
   Rental operations, exclusive
     of depreciation                                  -             31,723               -              31,723
   Interest                                           -             38,278               -              38,278
   Depreciation                                       -             10,182               -              10,182
   Amortization                                  20,116                806               -              20,922
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                       (55,803)                 -               -             (55,803)
                                          -------------       ------------       ---------        ------------
      Total Expenses                             38,555             80,989               -             119,544
                                          -------------       ------------       ---------        ------------

Income (loss) before equity in
   losses of Local Limited
   Partnerships                                  20,368            (20,066)              -                 302

Minority interest in loss of
   Local Limited Partnership                          -                  -             201                 201

Equity in losses of Local
   Limited Partnerships                        (609,278)                 -          19,865            (589,413)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (588,910)      $    (20,066)      $  20,066        $   (588,910)
                                          =============       ============       =========        ============


(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

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


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined


Net cash provided by (used for)
   operating activities                    $   (63,100)        $    1,365       $       -          $    (61,735)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities         (894,769)                 -               -              (894,769)
   Proceeds from sales and maturities
     of marketable securities                  953,867                  -               -               953,867
   Cash distributions received from
     Local Limited Partnerships                 25,732                  -               -                25,732
   Purchase of rental property
     and equipment                                   -               (139)              -                  (139)
                                           -----------         ----------       ---------          ------------
Net cash provided by (used for)
   investing activities                         84,830               (139)              -                84,691
                                           -----------         ----------       ---------          ------------

Net increase in cash and
   cash equivalents                             21,730              1,226               -                22,956

Cash and cash equivalents, beginning           450,720              2,544               -               453,264
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   472,450         $    3,770       $       -          $    476,220
                                           ===========         ==========       =========          ============

(A) For the three  months  ended June 30,  1997.
(B) For the three months ended March 31, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30,  1997,  the  Partnership,  including  the  combined  entity  (Hughes
Apartments Ltd.), had cash and cash equivalents of $476,220 compared with $453,264 at March 31, 1997. The increase is attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases to cash are offset by cash used for operations.

At June 30, 1997, approximately $1,638,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the three months ended June 30, 1997.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 resulted in a net loss of $588,910, as compared to a net loss of $493,788 for the same period in 1996. The increase in net loss is primarily attributable to a decrease in the adjustment to the reserve for valuation of investments in a Local Limited Partnership as the limitation has been reached as of June 30, 1997. The increase in net loss is also the result of an increase in equity in losses of Local Limited Partnerships due to an increase in rental operation expenses. The increases in net loss are offset by an increase in rental revenue from Hughes Apartments, Ltd. and distributions from Local Limited Partnerships.


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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

The Managing General Partner was successful in reaching a one year workout agreement with HUD on Pebble Creek, located in Arlington, Texas effective June 1, 1997. The property had been experiencing significant operating problems primarily due to considerable resident turnover and high security and capital repair costs. The problems resulted in a mortgage default and subsequent mortgage assignment to HUD. The workout included provisions for substantial capital improvements to the property designed to stabilize operations. The capital improvements were completed on time and in accordance with the workout. Occupancy has improved and is currently 99%.

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

Hughes Apartments, located in Mandan, North Dakota, continues to generate operating deficits and occupancy has decreased slightly to 94%. As we previously reported, the Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs is being funded from Partnership Reserves. The Managing General Partner continues to monitor property operations closely and to work with the local General Partner on a strategy to stabilize property operations.

The Local General Partner for Logan Plaza, located in New York New York, is developing a refinancing plan intended to reduce or eliminate outstanding payables and reduce debt service on the property by lowering the interest rate to approximately 8.00%. It is expected that the refinancing will be completed by year end.

The Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner's request to replace the Local General Partner with a substitute general partner was denied by the lender. The Managing General Partner is also seeking to replace the former Local General Partner as management agent of the property as well. Although full mortgage payments are being made at this time, partial mortgage payments were made earlier in the year prior to the former Local General Partner declaring bankruptcy. The lender requires that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the former Local General Partner to develop a plan for the payment of this amount. It is possible that Fund reserves will be used to pay this deficit.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 13, 1997            BOSTON FINANCIAL QUALIFIED HOUSING
                                    LIMITED PARTNERSHIP

                                     By: 29 Franklin Street, Inc.,
                                         its Managing General Partner




                                         /s/Vincent J. Costantini
                                         Vincent J. Costantini
                                         Treasurer and Chief Financial Officer