Form 10-Q
period 1997-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1997-11-12
CIK 810663

November 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended September 30, 1997
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,





/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller








QH1-10Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30,  1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from          to



For Quarter Ended     September 30, 1997    Commission file number   0-16796
                  -------------------------                        ---------


Boston Financial Qualified Housing Limited Partnership
             (Exact name of registrant as specified in its charter)

        Delaware                                             04-2947737
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)               (Identification No.)


   101 Arch Street, Boston, Massachusetts                   02110-1106
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (617)439-3911

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

         Combined Balance Sheets - September 30, 1997 (Unaudited)
            and March 31, 1997                                               1

         Combined Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 1997 and 1996                         2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1997                      3

         Combined Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1997 and 1996                         4

         Notes to the Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

PART II - OTHER INFORMATION

Items 1-6                                                                   12

SIGNATURE                                                                   13


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




                             COMBINED BALANCE SHEETS

                                                                     September 30,           March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                             $    371,179          $    453,264
Tenant security deposits                                                     3,536                 4,709
Marketable securities, at fair value                                     1,954,789             1,923,032
Mortgagee escrow deposits                                                    3,870                10,230
Replacement reserve escrow                                                   6,092                 6,092
Bond trusts                                                                 99,469                86,209
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $594,650 and $650,453, respectively (Note 1)                          3,648,973             4,645,508
Deferred charges, net of accumulated
   amortization of $33,857 and $32,245, respectively                        46,757                48,369
Rental property at cost, net of accumulated
   depreciation of $408,742 and $388,378, respectively                   1,137,881             1,158,106
Other assets                                                                31,412                33,588
                                                                      ------------          ------------
     Total Assets                                                     $  7,303,958          $  8,369,107
                                                                      ============          ============

Liabilities and Partners' Equity
Accounts payable to affiliates                                        $     10,664          $     34,790
Accounts payable and accrued expenses                                       33,015                46,346
Accrued interest                                                            68,819                68,819
Tenant security deposits payable                                             3,536                 4,617
Bonds payable                                                            1,210,000             1,210,000
                                                                      ------------          ------------
     Total Liabilities                                                   1,326,034             1,364,572
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              58,695                58,847
                                                                      ------------          ------------

General, Initial and Investor Limited Partners' Equity                   5,916,647             6,958,668
Net unrealized gains (losses) on marketable securities                       2,582               (12,980)
                                                                      ------------          ------------
     Total Partners' Equity                                              5,919,229             6,945,688
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  7,303,958          $  8,369,107
                                                                      ============          ============

                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                        COMBINED STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                              Three Months Ended                         Six Months Ended
                                     September 30,         September 30,        September 30,         September 30,
                                         1997                  1996                 1997                  1996
                                    --------------        --------------        -------------        ---------

Revenues:
   Rental                           $      55,948         $      58,123         $     114,332        $     104,424
   Investment                              34,597                36,821                72,288               67,863
   Other                                    2,611                 1,314                26,382                5,671
                                    -------------         -------------         -------------        -------------
       Total Revenue                       93,156                96,258               213,002              177,958
                                    -------------         -------------         -------------        -------------

Expenses:
   General and administrative
      (includes reimbursements to
      affiliates in the amounts of
      $83,647 and $72,089 in 1997
      and 1996, respectively)              56,515                 3,439               130,757               81,781
   Rental operations, exclusive
     of depreciation                       20,879                28,487                52,602               55,436
   Interest                                20,778                35,204                59,056               65,239
   Depreciation                            10,182                10,319                20,364               20,364
   Amortization                            20,924                20,301                41,846               47,376
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships              -               (42,485)              (55,803)            (164,602)
                                    -------------         -------------         -------------        -------------
       Total Expenses                     129,278                55,265               248,822              105,594
                                    -------------         -------------         -------------        -------------

Income (loss) before minority
   interest and equity in losses of
   Local Limited Partnerships             (36,122)               40,993               (35,820)              72,364

Minority interest in loss (income) of
   Local Limited Partnership                  (49)                  156                   152                  347

Equity in losses of
   Local Limited Partnerships            (416,940)             (675,676)           (1,006,353)          (1,201,026)
                                    -------------         -------------         -------------        -------------

Net Loss                            $    (453,111)        $    (634,527)        $  (1,042,021)       $  (1,128,315)
                                    =============         =============         =============        =============

Net Loss allocated:
   To General Partners              $      (4,531)        $      (6,345)        $     (10,420)       $     (11,283)
   To Limited Partners                   (448,580)             (628,182)           (1,031,601)          (1,117,032)
                                    -------------         -------------         -------------        -------------
                                    $    (453,111)        $    (634,527)        $  (1,042,021)       $  (1,128,315)
                                    =============         =============         =============        =============

Net Loss per Limited
   Partnership Unit (50,000 Units)  $      (8.97)         $     (12.56)         $     (20.63)        $     (22.34)
                                    ============          ============          ============         ============


                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997


                                                                                              Net
                                                           Initial        Investor        Unrealized
                                           General         Limited         Limited           Gains
                                           Partners       Partners        Partners         (Losses)        Total

Balance at March 31, 1997                $  (364,910)      $ 4,648      $  7,318,930     $   (12,980)  $  6,945,688

Net change in net unrealized losses
   on marketable securities
   available for sale                              -             -                 -          15,562         15,562

Net Loss                                     (10,420)            -        (1,031,601)              -     (1,042,021)
                                         -----------       -------       -----------      ----------   ------------

Balance at September 30, 1997            $  (375,330)      $ 4,648       $ 6,287,329      $    2,582   $  5,919,229
                                         ===========       =======       ===========      ==========   ============

                The accompanying notes are an integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996

                                                                               1997                1996
                                                                          ------------         --------


Net cash used for operating activities                                    $   (91,654)         $  (115,205)
                                                                          -----------          -----------

Cash flows from investing activities:
   Purchases of marketable securities                                      (1,493,980)            (885,037)
   Proceeds from sales and maturities of marketable securities              1,477,956              781,750
   Cash distributions received from Local Limited Partnerships                 25,732               28,209
   Advances to affiliates                                                           -             (146,651)
   Purchase of rental property                                                   (139)             (55,557)
                                                                          -----------          -----------
Net cash provided by (used for) investing activities                            9,569             (277,286)
                                                                          -----------          -----------

Net decrease  in cash and cash
   equivalents                                                                (82,085)            (392,491)

Cash and cash equivalents, beginning                                          453,264              678,567
                                                                          -----------          -----------

Cash and cash equivalents, ending                                         $   371,179          $   286,076
                                                                          ===========          ===========

Supplemental disclosure:
   Cash paid for interest                                                 $    59,056          $    65,239
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

A summary of Investments in Local Limited Partnerships, excluding Hughes, at September 30, 1997, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,630,480

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $14,458,934)                                 (34,448,213)

Cumulative cash distributions received from Local Limited Partnerships                        (1,598,165)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                      584,102

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,111,056)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      4,243,623

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (594,650)
                                                                                        $      3,648,973

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 1997 is $2,929,998.

For the six months ended September 30, 1997, the Partnership has not recognized $1,943,626 of equity in losses relating to seventeen Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2. Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Cash and cash equivalents                 $    367,631        $      3,548       $      -        $     371,179
Tenant security deposits                             -               3,536              -                3,536
Marketable securities, at fair value         1,954,789                   -              -            1,954,789
Mortgagee escrow deposits                            -               3,870              -                3,870
Replacement reserve escrow                           -               6,092              -                6,092
Bond trusts                                          -              99,469              -               99,469
Investments in Local Limited
   Partnerships, net                         3,592,364                   -         56,609            3,648,973
Deferred charges, net                                -              46,757              -               46,757
Rental property at cost, net                         -           1,137,881              -            1,137,881
Other assets                                    29,288               2,124              -               31,412
                                          ------------        ------------       --------        -------------
     Total Assets                         $  5,944,072        $  1,303,277       $ 56,609        $   7,303,958
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates            $     10,664        $     53,490       $(53,490)       $      10,664
Accounts payable and accrued
   expenses                                     14,179              18,836              -               33,015
Accrued interest                                     -              68,819              -               68,819
Tenant security deposits payable                     -               3,536              -                3,536
Bonds payable                                        -           1,210,000              -            1,210,000
                                          ------------        ------------       --------        -------------
   Total Liabilities                            24,843           1,354,681        (53,490)           1,326,034
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         58,695               58,695
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     5,916,647             (51,404)        51,404            5,916,647
Net unrealized gain on
   marketable securities                         2,582                   -              -                2,582
                                          ------------        ------------       --------        -------------
     Total Partners' Equity (Deficiency)     5,919,229             (51,404)        51,404            5,919,229
                                          ------------        ------------       --------        -------------
     Total Liabilities and
     Partners' Equity (Deficiency)        $  5,944,072        $  1,303,277       $ 56,609        $   7,303,958
                                          ============        ============       ========        =============

(A) As of September 30, 1997. (B) As of June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended September 30, 1997

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     55,948       $       -        $     55,948
   Investment                                    34,465                132               -              34,597
   Other                                          1,125              1,486               -               2,611
                                          -------------       ------------       ---------        ------------
     Total Revenue                               35,590             57,566               -              93,156
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    56,515                  -               -              56,515
   Rental operations, exclusive
     of depreciation                                  -             20,879               -              20,879
   Interest                                           -             20,778               -              20,778
   Depreciation                                       -             10,182               -              10,182
   Amortization                                  20,118                806               -              20,924
                                          -------------       ------------       ---------        ------------
      Total Expenses                             76,633             52,645               -             129,278
                                          -------------       ------------       ---------        ------------

Income (loss) before minority interest
   and equity in losses of Local
   Limited Partnerships                         (41,043)             4,921               -             (36,122)

Minority interest in income of
   Local Limited Partnership                          -                  -             (49)                (49)

Equity in losses of Local
   Limited Partnerships                        (412,068)                 -          (4,872)           (416,940)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (453,111)      $      4,921       $  (4,921)       $   (453,111)
                                          =============       ============       =========        ============


(A) For the three months ended September 30, 1997. (B) For the three months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1997

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $    114,332       $       -        $    114,332
   Investment                                    72,132                156               -              72,288
   Other                                         22,381              4,001               -              26,382
                                          -------------       ------------       ---------        ------------
     Total Revenue                               94,513            118,489               -             213,002
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                   130,757                  -               -             130,757
   Rental operations, exclusive
     of depreciation                                  -             52,602               -              52,602
   Interest                                           -             59,056               -              59,056
   Depreciation                                       -             20,364               -              20,364
   Amortization                                  40,234              1,612               -              41,846
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                       (55,803)                 -               -             (55,803)
                                          -------------       ------------       ---------        ------------
      Total Expenses                            115,188            133,634               -             248,822
                                          -------------       ------------       ---------        ------------

Loss before minority interest and
   equity in losses of Local
   Limited Partnerships                         (20,675)           (15,145)              -             (35,820)

Minority interest in loss of
   Local Limited Partnership                          -                  -             152                 152

Equity in losses of Local
   Limited Partnerships                      (1,021,346)                 -          14,993          (1,006,353)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $  (1,042,021)      $    (15,145)      $  15,145        $ (1,042,021)
                                          =============       ============       =========        ============


(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

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


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined

Net cash provided by (used for)
   operating activities                    $   (92,797)        $    1,143       $       -          $    (91,654)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities       (1,493,980)                 -               -            (1,493,980)
   Proceeds from sales and maturities
     of marketable securities                1,477,956                  -               -             1,477,956
   Cash distributions received from
     Local Limited Partnerships                 25,732                  -               -                25,732
   Purchase of rental property                       -               (139)              -                  (139)
                                           -----------         ----------       ---------          ------------
Net cash provided by (used for)
   investing activities                          9,708               (139)              -                 9,569
                                           -----------         ----------       ---------          ------------

Net increase (decrease) in cash and
   cash equivalents                            (83,089)             1,004               -               (82,085)

Cash and cash equivalents, beginning           450,720              2,544               -               453,264
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   367,631         $    3,548       $       -          $    371,179
                                           ===========         ==========       =========          ============

(A) For the six months ended September 30, 1997. (B) For the six months ended June 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Partnership, including the combined entity (Hughes Apartments Ltd.), had cash and cash equivalents of $371,179 compared with $453,264 at March 31, 1997. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases to cash are offset by cash distributions received from Local Limited Partnerships.

At September 30, 1997, approximately $1,687,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 resulted in a net loss of $453,111 and $1,042,021, as compared to a net loss of $634,527 and $1,128,315 for the same periods in 1996. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships. This decrease is offset by a decrease in the provision for valuation of investments in Local Limited Partnerships and an increase in general and administrative expenses. The provision for valuation of investments in Local Limited Partnerships decreased because the investment in Pebble Creek reached zero through equity in losses in 1997 making future provisions unnecessary. General and administrative expenses increased because a reclassification of Hughes expenses to a receivable account occurred in the 1996 period.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Specifically, four of these properties are Graver Inn, 600 Dakota, Barrington Manor and Duluth Apartments, located in North and South Dakota. Due to the Managing General Partner's concerns regarding the long-term viability of these projects, negotiations are underway with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to maximize the Fund's ability to retain tax credits going forward, while minimizing the risk of recapture.

As previously reported, the Managing General Partner was successful in reaching a one year workout agreement with HUD on Pebble Creek, located in Arlington, Texas effective June 1, 1997. The property had been experiencing significant operating problems primarily due to considerable resident turnover and high security and capital repair costs. The problems resulted in a mortgage default and subsequent mortgage assignment to HUD. The workout included provisions for substantial capital improvements to the property designed to stabilize operations. The capital improvements were complete on time and in accordance with the workout. Occupancy is currently 95%. The Managing General Partner continues to work toward a long-term solution of the property issues.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. Both properties, as well as Bittersweet Apartments, have received SHARP subsidies in the past which have been an important part of their annual income. Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner has joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Cass House and Verdean Gardens, it is likely that both properties will default on their mortgage obligations by the end of the year. Bittersweet is also dependent upon these subsidies and default is a possibility. It is possible that Partnership Reserves will be used to support these properties until these issues can be resolved. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at September 30, 1997.

Hughes Apartments, located in Mandan, North Dakota, continues to generate operating deficits. However, occupancy has increased to 98%. As we previously reported, the Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs is being funded from Partnership Reserves. The Managing General Partner continues to monitor property operations closely.

The Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner's request to replace the Local General Partner with a substitute general partner was denied by the lender. The Managing General Partner continues to work towards replacing the Local General Partner. The Managing General Partner is also seeking to replace the Local General Partner as management agent of the property as well. As noted previously, although full mortgage payments are being made at this time, partial mortgage payments were made earlier in the year prior to the Local General Partner declaring bankruptcy. The lender has required that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the Local General Partner to develop a plan for the payment of this amount. It is possible that Partnership Reserves will be used to pay this deficit.

Boulevard Commons, located in Chicago, Illinois, is expected to generate a small operating deficit in 1997. Although occupancy is currently 96%, expenses are higher than expected due to increasing maintenance and capital needs, security issues and high turnover at the property. The Managing General Partner, Local General Partner and Property Manager are working to increase rents sufficiently to provide for these needs.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 14, 1997     BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                          By: 29 Franklin Street, Inc.,
                              its Managing General Partner




                              /s/William E Haynsworth
                              William E Haynsworth
                              Managing Director, Vice President and
                              Chief Operating Officer