Form 10-Q
period 1997-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1998-02-12
CIK 810663

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re: Boston Financial Qualified Housing Tax Credits Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1997
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,





/s/George Fondulis
George Fondulis
Assistant Controller








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

 For the quarterly period ended December 31, 1997

                                       OR

[   ]    TRANSITION   REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from              to



For Quarter Ended December 31, 1997     Commission file number      0-16796
                  -----------------                            ----------------


Boston Financial Qualified Housing Limited Partnership
             (Exact name of registrant as specified in its charter)

Delaware                                                      04-2947737
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


101 Arch Street, Boston, Massachusetts                              02110-1106
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
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

         Combined Balance Sheets - December 31, 1997 (Unaudited)
            and March 31, 1997                                                1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1997 and 1996                           2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1997                       3

         Combined Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1997 and 1996                           4

         Notes to the Combined Financial Statements (Unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

PART II - OTHER INFORMATION

Items 1-6                                                                    12

SIGNATURE                                                                    13

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                              COMBINED BALANCE SHEETS

                                                                     December 31,            March 31,
                                                                         1997                   1997
                                                                      (Unaudited)

Assets
Cash and cash equivalents                                             $    302,931          $    453,264
Tenant security deposits                                                     3,293                 4,709
Marketable securities, at fair value                                     1,991,013             1,923,032
Mortgagee escrow deposits                                                    6,690                10,230
Replacement reserve escrow                                                   6,092                 6,092
Bond trusts                                                                124,676                86,209
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $647,315 and $650,453, respectively (Note 1)                          2,999,668             4,645,508
Deferred charges, net of accumulated
   amortization of $34,663 and $32,245, respectively                        45,951                48,369
Rental property at cost, net of accumulated
   depreciation of $418,924 and $388,378, respectively                   1,127,699             1,158,106
Other assets                                                                28,169                33,588
                                                                      ------------          ------------
     Total Assets                                                     $  6,636,182          $  8,369,107
                                                                      ============          ============

Liabilities and Partners' Equity
Accounts payable to affiliates                                        $     11,058          $     34,790
Accounts payable and accrued expenses                                       25,975                46,346
Accrued interest                                                            98,313                68,819
Tenant security deposits payable                                             4,306                 4,617
Bonds payable                                                            1,210,000             1,210,000
                                                                      ------------          ------------
     Total Liabilities                                                   1,349,652             1,364,572
                                                                      ------------          ------------

Minority interest in Local Limited Partnership                              58,632                58,847
                                                                      ------------          ------------

General, Initial and Investor Limited Partners' Equity                   5,224,039             6,958,668
Net unrealized gains (losses) on marketable securities                       3,859               (12,980)
                                                                      ------------          ------------
     Total Partners' Equity                                              5,227,898             6,945,688
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $  6,636,182          $  8,369,107
                                                                      ============          ============

the accompanying notes are an integral part of these combined financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                              Three Months Ended                         Nine Months Ended
                                     December 31,          December 31,         December 31,          December 31,
                                         1997                  1996                 1997                  1996
                                    --------------        --------------        -------------        ---------
                                       (Note 2)                                   (Note 2)

Revenues:
   Rental                           $      57,934         $      58,028         $     172,266        $     162,452
   Investment                              35,467                32,949               107,755              100,812
   Other                                    2,929                 2,094                29,311                7,765
                                    -------------         -------------         -------------        -------------
       Total Revenue                       96,330                93,071               309,332              271,029
                                    -------------         -------------         -------------        -------------

Expenses:
   General and administrative
      (includes reimbursements to
      affiliates in the amounts of
      $119,312 and $94,050 in 1997
      and 1996, respectively)              73,898                50,350               204,655              132,131
   Bad debt expense                        52,665                     -                52,665                    -
   Rental operations, exclusive
     of depreciation                       25,312                18,259                77,914               73,695
   Interest                                29,498                35,432                88,554              100,671
   Depreciation                            10,182                10,182                30,546               30,546
   Amortization                            20,923                23,673                62,769               71,049
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships              -               (70,916)              (55,803)            (235,518)
                                    -------------         -------------         -------------        -------------
       Total Expenses                     212,478                66,980               461,300              172,574
                                    -------------         -------------         -------------        -------------

Income (loss) before minority
   interest and equity in losses of
   Local Limited Partnerships            (116,148)               26,091              (151,968)              98,455

Minority interest in loss of
   Local Limited Partnership                   63                    66                   215                  413

Equity in losses of
   Local Limited Partnerships            (576,523)             (577,318)           (1,582,876)          (1,778,344)
                                    -------------         -------------         -------------        -------------

Net Loss                            $    (692,608)        $    (551,161)        $  (1,734,629)       $  (1,679,476)
                                    =============         =============         =============        =============

Net Loss allocated:
   To General Partners              $      (6,926)        $      (5,512)        $     (17,346)       $     (16,795)
   To Limited Partners                   (685,682)             (545,649)           (1,717,283)          (1,662,681)
                                    -------------         -------------         -------------        -------------
                                    $    (692,608)        $    (551,161)        $  (1,734,629)       $  (1,679,476)
                                    =============         =============         =============        =============

Net Loss per Limited
   Partnership Unit (50,000 Units)  $     (13.72)         $     (10.91)         $     (34.35)        $     (33.25)
                                    ============          ============          ============         ============

The accompanying notes are an integral part of these combined financial statements.

      BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997

                                                                                              Net
                                                           Initial        Investor        Unrealized
                                           General         Limited         Limited           Gains
                                           Partners       Partners        Partners         (Losses)        Total

Balance at March 31, 1997                $  (364,910)      $ 4,648      $  7,318,930     $   (12,980)  $  6,945,688

Net change in net unrealized losses
   on marketable securities
   available for sale                              -             -                 -          16,839         16,839

Net Loss                                     (17,346)            -        (1,717,283)              -     (1,734,629)
                                         -----------       -------       -----------      ----------   ------------

Balance at December 31, 1997             $  (382,256)      $ 4,648       $ 5,601,647      $    3,859   $  5,227,898
                                         ===========       =======       ===========      ==========   ============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996

                                                                               1997                1996
                                                                          ------------         --------


Net cash used for operating activities                                    $  (126,154)         $   (93,020)
                                                                          -----------          -----------

Cash flows from investing activities:
   Purchases of marketable securities                                      (1,892,652)            (885,036)
   Proceeds from sales and maturities of marketable securities              1,842,880            1,004,618
   Cash distributions received from Local Limited Partnerships                 25,732               33,531
   Capital contribution to Local Limited Partnership                                -               (3,000)
   Advances to affiliates                                                           -             (318,651)
   Purchase of rental property and equipment                                     (139)             (55,557)
                                                                          -----------          -----------
Net cash used for investing activities                                        (24,179)            (224,095)
                                                                          -----------          -----------

Net decrease  in cash and cash
   equivalents                                                               (150,333)            (317,115)

Cash and cash equivalents, beginning                                          453,264              678,567
                                                                          -----------          -----------

Cash and cash equivalents, ending                                         $   302,931          $   361,452
                                                                          ===========          ===========

Supplemental disclosure:
Cash paid for interest                                                    $    59,060          $   100,671
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying combined financial statements is as of September 30, 1997 and 1996.

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

A summary of Investments in Local Limited Partnerships, excluding Hughes, at December 31, 1997, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $15,096,126)                                 (35,024,736)

Cumulative cash distributions received from Local Limited Partnerships                        (1,598,165)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                     (366,736)

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,131,173)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      3,272,668

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (273,000)
                                                                                       -----------------
                                                                                        $      2,999,668
                                                                                       =================

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 1997 is $4,143,716.

For the nine months ended December 31, 1997, the Partnership has not recognized $2,580,818 of equity in losses relating to nineteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2. Supplemental Combining Schedules

                                 Balance Sheets

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined
Assets
Cash and cash equivalents                 $    301,740        $      1,191       $      -        $     302,931
Tenant security deposits                             -               3,293              -                3,293
Marketable securities, at fair value         1,991,013                   -              -            1,991,013
Accounts receivable, affiliate                  53,490                   -        (53,490)                   -
Mortgagee escrow deposits                            -               6,690              -                6,690
Replacement reserve escrow                           -               6,092              -                6,092
Bond trusts                                          -             124,676              -              124,676
Investments in Local Limited
   Partnerships, net                         2,883,322                   -        116,346            2,999,668
Deferred charges, net                                -              45,951              -               45,951
Rental property at cost, net                         -           1,127,699              -            1,127,699
Other assets                                    26,366               1,803              -               28,169
                                          ------------        ------------       --------        -------------
     Total Assets                         $  5,255,931        $  1,317,395       $ 62,856        $   6,636,182
                                          ============        ============       ========        =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates            $     11,058        $     53,490       $(53,490)       $      11,058
Accounts payable and accrued
   expenses                                     16,975               9,000              -               25,975
Accrued interest                                     -              98,313              -               98,313
Tenant security deposits payable                     -               4,306              -                4,306
Bonds payable                                        -           1,210,000              -            1,210,000
                                          ------------        ------------       --------        -------------
   Total Liabilities                            28,033           1,375,109        (53,490)           1,349,652
                                          ------------        ------------       --------        -------------

Minority interest in Local Limited
   Partnership                                       -                   -         58,632               58,632
                                          ------------        ------------       --------        -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)     5,224,039             (57,714)        57,714            5,224,039
Net unrealized gain on
   marketable securities                         3,859                   -              -                3,859
                                          ------------        ------------       --------        -------------
     Total Partners' Equity (Deficiency)     5,227,898             (57,714)        57,714            5,227,898
                                          ------------        ------------       --------        -------------
     Total Liabilities and
     Partners' Equity (Deficiency)        $  5,255,931        $  1,317,395       $ 62,856        $   6,636,182
                                          ============        ============       ========        =============

(A) As of December 31, 1997. (B) As of September 30, 1997.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                  For the Three Months Ended December 31, 1997

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $     57,934       $       -        $     57,934
   Investment                                    35,467                  -               -              35,467
   Other                                          1,375              1,554               -               2,929
                                          -------------       ------------       ---------        ------------
     Total Revenue                               36,842             59,488               -              96,330
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                    73,898                  -               -              73,898
   Bad debt expense                              52,665                  -               -              52,665
   Rental operations, exclusive
     of depreciation                                  -             25,312               -              25,312
   Interest                                           -             29,498               -              29,498
   Depreciation                                       -             10,182               -              10,182
   Amortization                                  20,117                806               -              20,923
                                          -------------       ------------       ---------        ------------
      Total Expenses                            146,680             65,798               -             212,478
                                          -------------       ------------       ---------        ------------

Loss before minority interest
   and equity in losses of Local Limited
   Partnerships                                (109,838)            (6,310)              -            (116,148)

Minority interest in loss of
   Local Limited Partnership                          -                  -              63                  63

Equity in losses of Local
   Limited Partnerships                        (582,770)                 -           6,247            (576,523)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $    (692,608)      $     (6,310)      $   6,310        $   (692,608)
                                          =============       ============       =========        ============


(A) For the three months ended December 31, 1997.
(B) For the three months ended September 30, 1997.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Nine Months Ended December 31, 1997

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Revenue:
   Rental                                 $           -       $    172,266       $       -        $    172,266
   Investment                                   107,599                156               -             107,755
   Other                                         23,756              5,555               -              29,311
                                          -------------       ------------       ---------        ------------
     Total Revenue                              131,355            177,977               -             309,332
                                          -------------       ------------       ---------        ------------

Expenses:
   General and administrative                   204,655                  -               -             204,655
   Bad debt expense                              52,665                  -               -              52,665
   Rental operations, exclusive
     of depreciation                                  -             77,914               -              77,914
   Interest                                           -             88,554               -              88,554
   Depreciation                                       -             30,546               -              30,546
   Amortization                                  60,351              2,418               -              62,769
   Adjustment to provision
     for valuation of
     investments in Local
     Limited Partnerships                       (55,803)                 -               -             (55,803)
                                          -------------       ------------       ---------        ------------
      Total Expenses                            261,868            199,432               -             461,300
                                          -------------       ------------       ---------        ------------

Loss before minority interest
   and equity in losses of
   Local Limited Partnerships                  (130,513)           (21,455)              -            (151,968)

Minority interest in loss of
   Local Limited Partnership                          -                  -             215                 215

Equity in losses of Local
   Limited Partnerships                      (1,604,116)                 -          21,240          (1,582,876)
                                          -------------       ------------       ---------        ------------

Net Loss                                  $  (1,734,629)      $    (21,455)      $  21,455        $ (1,734,629)
                                          =============       ============       =========        ============


(A) For the nine months ended  December 31, 1997.
(B) For the nine months ended September 30, 1997.

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


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations           Combined

Net cash used for
   operating activities                    $  (124,940)        $   (1,214)      $       -          $   (126,154)
                                           -----------         ----------       ---------          ------------

Cash flows from investing activities:
   Purchases of marketable securities       (1,892,652)                 -               -            (1,892,652)
   Proceeds from sales and maturities
     of marketable securities                1,842,880                  -               -             1,842,880
   Cash distributions received from
     Local Limited Partnerships                 25,732                  -               -                25,732
   Purchase of rental property and
     equipment                                       -               (139)              -                  (139)
                                           -----------         ----------       ---------          ------------
Net cash used for
   investing activities                        (24,040)              (139)              -               (24,179)
                                           -----------         ----------       ---------          ------------

Net decrease in cash and
   cash equivalents                           (148,980)            (1,353)              -              (150,333)

Cash and cash equivalents, beginning           450,720              2,544               -               453,264
                                           -----------         ----------       ---------          ------------

Cash and cash equivalents, ending          $   301,740         $    1,191       $       -          $    302,931
                                           ===========         ==========       =========          ============

(A) For the nine months ended  December 31, 1997.
(B) For the nine months ended September 30, 1997.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Partnership, including the combined entity (Hughes Apartments Ltd.), had cash and cash equivalents of $302,931 compared with $453,264 at March 31, 1997. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases to cash are offset by cash distributions received from Local Limited Partnerships.

At December 31, 1997, approximately $1,679,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1997, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 resulted in a net loss of $692,608 and $1,734,629, as compared to net losses of $551,161 and $1,679,476 for the same periods in 1996. The increase in net loss is primarily attributable to a decrease in the adjustment to the reserve for valuation of investments in a Local Limited Partnership as the limitation has been reached at June 30, 1997. The increase in net loss is also attributable to bad debt expense recognized for one Local Limited Partnership for uncollectible accounts receivable, and an increase in general and administrative expenses. General and administrative expenses were low in 1996 due to a reclassification of Hughes' expenses to accounts receivable due to the combination of Hughes. These increase in net loss are offset by a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

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

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

As previously reported, the Managing General Partner was successful in reaching a one year workout agreement with HUD on Pebble Creek, located in Arlington, Texas effective June 1, 1997. The property had been experiencing significant operating problems which resulted in a mortgage default and subsequent mortgage assignment to HUD. The workout included provisions for substantial capital improvements. These capital improvements were completed on time and in accordance with the workout. Currently, the Managing General Partner is negotiating with HUD to extend and/or modify the existing workout agreement which expires in the second quarter of 1998. Also, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner.
Occupancy is currently 95%.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. Both properties, as well as Bittersweet Apartments, have received SHARP subsidies in the past which have been an important part of their annual income. Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner has joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Cass House and Verdean Gardens, it is likely that both properties will default on their mortgage obligations by the first quarter of 1998. Bittersweet is also dependent upon these subsidies and default is a possibility. It is possible that Partnership Reserves will be used to support these properties until these issues can be resolved. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at December 31, 1997.

Hughes Apartments, located in Mandan, North Dakota, continues to generate operating deficits despite increased occupancy of 98%. As we previously reported, the Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs is being funded from Partnership Reserves. The Managing General Partner continues to monitor property operations closely.

The Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner's request to replace the Local General Partner with a substitute general partner was denied by the lender. The Managing General Partner has replaced the former Local General Partner as management agent of the property with an affiliated third-party management agent. As noted previously, although full mortgage payments are being made at this time, partial mortgage payments were made earlier in the year prior to the former Local General Partner declaring bankruptcy. The lender requires that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the former Local General Partner to develop a plan for the payment of this amount. It is possible that Partnership Reserves will be used to pay this deficit.

Boulevard Common, located in Chicago, Illinois, is expected to generate a small operating deficit in 1997. Although occupancy is currently 91%, expenses are higher than expected due to increasing maintenance and capital needs, security issues and high turnover at the property. The Local General Partner is requesting that the Managing General Partner assist in funding capital improvements. The Managing General Partner is reviewing this request and has requested that the Local General Partner provide a workout plan detailing where and how these funds will be used.

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Sierra Pointe, located in California, is experiencing operating deficits due to low occupancy. The current occupancy is at 74%. The Managing General Partner and Local General Partner are working with the Housing Authority to fill vacant units. Further, the Managing General Partner and Local General Partner are currently negotiating a replacement for the current management agent.

600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, which have the same Local General Partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the Local General Partner whom has raised some concerns over the long-term financial health of the properties. In an effort to reduce possible future risk, the Managing General Partner recently consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed.

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)








PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 13, 1998     BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                          By:  29 Franklin Street, Inc.,
                               its Managing General Partner




                              /s/William E. Haynsworth
                              William E. Haynsworth
                              Managing Director, Vice President and
                              Chief Operating Officer