Form 10-K
period 1998-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1998-06-29
CIK 810663

June 29, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Qualified Housing Limited Partnership
       Form 10-K Annual Report for the Year Ended March 31, 1998
       File Number 0-16796/




Dear Sir / Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Dianne Groark
Dianne Groark
Assistant Controller

QH110K-K.98/

                             UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                     FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
March 31, 1998                                              0-16796

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

         Delaware                                            04-2947737
(State of organization)                                   (I.R.S. Employer
                                                           Identification No.)
    101 Arch Street, 16th Floor
         Boston, Massachusetts                              02110-1106
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

                                         $50,000,000 as of March 31, 1998

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

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998

                               TABLE OF CONTENTS



PART 1                                                                  Page No.

       Item 1    Business                                                   K-3
       Item 2    Properties                                                 K-6
       Item 3    Legal Proceedings                                          K-13
       Item 4    Submission of Matters to a
                     Vote of Security Holders                               K-13

PART II

       Item 5    Market for the Registrant's Units
                    and Related Security Holder Matters                     K-14
       Item 6    Selected Financial Data                                    K-15
       Item 7    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     K-16
       Item 8    Financial Statements and Supplementary Data                K-19
       Item 9    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                  K-19

PART III

       Item 10   Directors and Executive Officers
                    of the Registrant                                       K-20
       Item 11   Management Remuneration                                    K-21
       Item 12   Security Ownership of Certain Beneficial
                    Owners and Management                                   K-22
       Item 13   Certain Relationships and Related
                    Transactions                                            K-22

PART IV

       Item 14   Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K                                   K-24


SIGNATURES                                                                  K-25

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

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. On October 27, 1995, an affiliate of the Partnership's Managing General Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. As a result, the Partnership is deemed to have control over Hughes, and commencing on November 1, 1995, the accompanying financial statements are presented in combined form to conform with the required accounting treatment under generally accepted accounting principles. This change only affects the presentation of the Partnership's financial condition and operating results, not the business of the Partnership.

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

                                 TABLE A

                        SELECTED LOCAL LIMITED
                            PARTNERSHIP DATA


                   Properties owned by                                                  Date
                      Local Limited                                                   Interest
                      Partnerships                          Location                  Acquired
             --------------------------------         ---------------------         -------------

              Barrington Manor                        Fargo, ND                     12/31/87
              Bingham                                 Bingham, ME                   12/30/87
              Birmingham Village                      Randolph, ME                  12/30/87
              Bittersweet                             Randolph, MA                  10/27/87
              Boulevard Commons                       Chicago, IL                   07/14/88
              Brentwood Manor II                      Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane                           Newnan, GA                    08/01/88
              Coronado Courts                         Douglas, AZ                   12/18/87
              Country Estates                         Glennville, GA                03/01/88
              600 Dakota                              Wahpeton, ND                  10/01/88
              Delmar                                  Gillette, WY                  10/01/88
              Duluth                                  Sioux Falls, SD               10/01/88
              Elmore Hotel                            Great Falls, MT               12/22/87
              Graver Inn                              Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Hughes                                  Mandan, ND                    12/31/87
              Lakeview Heights                        Clearfield, UT                12/30/87
              Logan Plaza                             New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View                           New Sweden, ME                12/30/87
              Pebble Creek                            Arlington, TX                 06/20/88
              Hillcrest III                           Perryville, MO                03/31/89
              Pine Village                            Pine Mountain, GA             03/01/88
              Rolling Green                           Edmond, OK                    09/30/87
              Sierra Pointe                           Las Vegas, NV                 09/01/87
              Sierra Vista                            Aurora, CO                    09/30/87
              Talbot Village                          Talbotton, GA                 03/01/88
              Terrace                                 Oklahoma City, OK             11/20/87
              Trenton                                 Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village                       Rincon, GA                    03/01/88
              Windsor Court                           Aurora, CO                    12/30/87

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Graver Inn, 600 Dakota Properties and Duluth where the Partnerships ownership interest is 49.5%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Since the Partnership invests as a limited partner, the Partnership has no contracted obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. During the years ended March 31, 1998 and 1997, the Partnership advanced approximately $3,000 and $375,000, respectively, to five Local Limited Partnerships to fund operating deficits and other various property issues.

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership.

With the exception of Hughes, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor and Sierra Point Limited Partnerships, representing 29.78%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) Graver Inn, Barrington Manor, 600 Dakota and Duluth Limited Partnerships, representing 3.32%, have Jerry L. Meide and RRABB, Inc. as Local General Partners (see discussion below); (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.52%, have WHP Holdings, Inc. as the Local General Partners; (iv) Trenton, Delmar and Lakeview Heights Limited Partnerships, representing 2.59%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (v) Bingham, Birmingham and New Sweden Limited Partnerships, representing 1.95%, have Charles B. Mattson and Todd Mattson as Local General Partners; (vi) Cass House and Verdean Gardens Limited Partnerships, representing 12.42%, have Cruz Development Corporation as the Local General Partner; and (vii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnerships, representing 2.74% have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

On November 10, 1997, the Partnership transferred 50% of its interest in Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner, Jerry Meide. Included in these transfers is a put option granting the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. The Meide portfolio represents 3.32% of capital contributions.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The continued success of the Partnership will depend on many outside factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since all of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

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


Item 2.  Properties

The Partnership owns limited partnership interests in thirty-four Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is generally 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Graver Inn, 600 Dakota, and Duluth where the Partnership's ownership interest is 49.5%.

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




                                                         Capital Contributions
Local Limited Partnership                            Total              Paid             Mtge. Loans                    Occupancy at
Property Name                    Number of       Committed at          Through           Payable at          Type of      March 31,
Property Location                Apt. Units     March 31, 1998      March 31, 1998     December 31, 1997     Subsidy*        1998
----------------------------    ------------     --------------    ----------------   -------------------   ----------   -----------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                            18        $     175,200        $    175,200       $    615,000          Section 8           68%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                          24              240,900             240,900          1,163,496          FmHA                92%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                         24              236,520             236,520          1,158,176          FmHA               100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                         35              620,500             620,500          2,427,903          None                95%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                         212            4,527,850           4,527,850         10,455,270          Section 8           83%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                           22              300,000             300,000           769,131           Section 8           96%




                                                     Capital Contributions
Local Limited Partnership                             Total              Paid            Mtge. Loans                    Occupancy at
Property Name                    Number of        Committed at          Through           Payable at         Type of       March 31,
Property Location               Apt. Units       March 31, 1998     March 31, 1998     December 31, 1997     Subsidy*          1998
----------------------------    -----------     ---------------    ---------------     -----------------    ----------    ----------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                          111             2,141,090          2,141,090          7,993,802           None               97%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                           50               282,510            282,510          1,471,733           None              100%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                         145             1,800,000          1,800,000          3,731,253           Section 8          94%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                       24               121,910            121,910            595,011           FmHA              100%

600 Dakota Properties
   Limited Partnership
600 Dakota
Wahpeton, ND                         28               113,000            113,000            640,000           Section 8          92%

Delmar Housing Associates
   Limited Partnership
Delmar
Gillette, WY                         16               128,000            128,000            416,889           Section 8         100%




                                                        Capital Contributions
Local Limited Partnership                           Total                 Paid           Mtge. Loans                    Occupancy at
Property Name                    Number of       Committed at            Through          Payable at         Type of      March 31,
Property Location               Apt. Units      March 31, 1998       March 31, 1998    December 31, 1997     Subsidy*        1998
----------------------------    ----------     ---------------     ----------------    -----------------   ----------    -----------

Duluth Limited Partnership
Duluth
Sioux Falls, SD                     11             107,000               107,000            257,454          Section 8           90%

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                     60           1,022,000             1,022,000          3,261,876          Section 8           99%

Graver Inn
   Limited Partnership
Graver Inn
Fargo, ND                           70             819,500               819,500          1,971,386          Section 8           81%

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                         30             350,400               350,400           2,117,621         Section 8           97%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                        101           2,048,750             2,048,750           3,547,906         None               100%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                          47             379,453               379,453           1,210,000         Section 8           98%




                                                     Capital Contributions
Local Limited Partnership                         Total               Paid             Mtge. Loans                     Occupancy at
Property Name                  Number of        Committed at         Through           Payable at         Type of       March 31,
Property Location             Apt. Units      March 31, 1998     March 31, 1998     December 31, 1997    Subsidy*          1998
---------------------------   -----------     ---------------   ----------------   -------------------   ---------    -------------

Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                      83             584,000               584,000            2,793,695       Section 8            96%

Logan Plaza Associates
Logan Plaza
New York NY                        130           2,240,000             2,240,000           10,985,662       None                 98%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                         76           1,365,100             1,365,100            3,186,176       Section 8            96%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                      24             237,250               237,250            1,162,225       FmHA                 70%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                      352           2,512,941             2,512,941            7,955,434       Section 8            98%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                      24             128,115               128,115              591,329        FmHA                88%




                                                   Capital Contributions
Local Limited Partnership                        Total                  Paid             Mtge. Loans                    Occupancy at
Property Name                  Number of      Committed at             Through           Payable at        Type of        March 31,
Property Location             Apt. Units      March 31, 1998       March 31, 1998     December 31, 1997    Subsidy*          1998
--------------------------   -----------     ----------------     ---------------     ------------------   ---------    ------------

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                   36             188,340               188,340             938,715         FmHA                97%

Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                         166           1,855,650             1,855,650           4,788,046         Section 8           97%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                      160           3,016,008             3,016,008           7,152,930         Section 8           74%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                         209           2,271,751             2,271,751           6,288,417         Section 8          100%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                       24             121,180               121,180             601,258          FmHA              100%

Terrace Housing Associates,
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK                  206           1,950,550             1,950,550           5,249,923          Section 8          80%




                                                     Capital Contributions
Local Limited Partnership                         Total               Paid              Mtge. Loans                     Occupancy at
Property Name                 Number of        Committed at          Through            Payable at          Type of      March 31,
Property Location             Apt. Units      March 31, 1998      March 31, 1998     December 31, 1997      Subsidy*        1998
-------------------------    -----------     ---------------    ----------------     -----------------    ----------    ------------

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                37               237,250               237,250             841,706        Section 8           100%

Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                  110             2,409,000             2,409,000           7,621,194         None                94%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                        57               288,400               288,400           1,476,803         FmHA               100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                       143             1,815,500             1,815,500           4,498,473         Section 8           98%
                              -------         ------------          ------------       -------------
                               2,865            36,635,618            36,635,618         109,935,893
                             =======
   Less:  Hughes Apartments                        379,453               379,453           1,210,000
                                              ------------          ------------       -------------
                                              $ 36,256,165          $ 36,256,165       $ 108,725,893
                                              ============          ============       =============



     *FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide:1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

One Local Limited Partnership invested in by the Partnership, Boulevard Commons, represents more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership. Boulevard Commons is a 212-unit rehabilitation apartment complex with six buildings located in Chicago, Illinois.

Boulevard Commons was initially financed by a first mortgage at 10% interest, insured by the U.S. Department of Housing and Urban Development ("HUD") and was refinanced at 8.875% on April 6, 1995. Principal and interest payments of $74,916 commenced June 1, 1995 and continue to May 1, 2035. In addition, there is a junior mortgage payable to the City of Chicago which bears interest at 3% per annum and matures at the later of July 1, 2030 or the retirement of the FHA insured mortgage. Principal and interest are due in a lump sum upon maturity.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 7 and 8 of this Report.


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

As of June 15, 1998, there were 3,314 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1998, 1997 and 1996.

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

                                         March 31,       March 31,      March 31,       March 31,      March 31,
                                          1998           1997           1996            1995             1994

Revenue (B)                            $    414,211   $    435,791     $   191,229   $     77,348   $    204,552
Equity in losses of Local Limited
  Partnerships (B)                       (2,321,647)    (2,041,502)     (2,657,886)    (2,732,227)    (3,076,265)
Net loss                                 (2,927,278)    (2,048,112)     (2,278,003)    (3,142,627)    (3,048,198)
  Per Limited Partnership Unit               (57.96)        (40.55)        (45.10)         (62.22)        (60.35)
Cash and cash equivalents (B)               243,723        453,264         678,567        308,216         44,790
Marketable securities                     2,025,236      1,923,032       1,998,381      2,066,336      2,279,787
Investment in Local Limited
  Partnerships                            1,842,272      4,592,843       6,394,674      8,905,612     12,085,357
Total assets                              5,428,937      8,369,107      10,458,754     11,358,168     14,487,572
Long-term debt                            1,210,000      1,210,000       1,210,000              -              -
Cash distribution                                 -              -               -              -              -
  Per Limited Partnership Unit                    -              -               -              -              -
Other Data:
Passive loss (A)                         (7,045,034)    (7,537,782)     (6,502,105)    (6,757,956)    (7,213,910)
  Per Limited Partnership Unit (A)          (139.49)       (149.25)       (128.74)        (133.81)       (142.84)
Portfolio income (A)                        308,954        389,939         442,059        321,042        420,572
  Per Limited Partnership Unit (A)             6.12           7.72           8.75            6.36           8.33
Low-Income Housing
  Tax Credits (A)                         6,904,667      7,559,531       7,652,372      7,512,822      7,490,806
  Per Limited Partnership Unit (A)           136.50         149.47         151.31          148.55         148.11
Local Limited Partnership interests
  owned at end of period                         34             34              34             34             34

 (A) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1997, 1996, 1995, 1994 and 1993, represents the amount distributed to individual investors based upon 50,000 outstanding Units. Corporate investors received Low-Income Housing Tax Credits of $146.42, $159.39, $161.23, $158.40 and $158.11
         per Unit in 1997, 1996, 1995, 1994 and 1993, respectively.

(B)      March 31, 1998, 1997 and 1996 revenue includes $245,380,  $237,895 and
         $28,827,  respectively,   of  rental  and  other  revenue  from  Hughes
         Apartments that is included in the combined revenue in the Statements of Operations.

         March 31, 1998, 1997 and 1996 equity in losses of Local Limited Partnerships does not include $25,528, $36,820 and $13,329, respectively, of losses from Hughes Apartments that have been combined with the Partnership's loss in the Statements of Operations

         March 31, 1998, 1997 and 1996 cash and cash equivalents includes $2,464, $2,544 and $26,084, respectively, of cash and cash equivalents from Hughes Apartments that has been combined with the Partnership in the Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $243,723 as compared with $453,264 at March 31, 1997. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases to cash and cash equivalents are offset by cash distributions received from Local Limited Partnerships.

At March 31, 1998, approximately $1,680,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. During the year ended March 31, 1998, the Partnership advanced $3,000 to one Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the three years ended March 31, 1998. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1998 versus 1997

The Partnership's results of operations for the year ended March 31, 1998 resulted in a net loss of $2,927,278 as compared to a net loss of $2,048,112 for the same period in 1997. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a provision for valuation of investments in five Local Limited Partnerships. As discussed in
Note 4 to the combined financial statements in Item 8 of this Form 10-K, the increase in equity in losses of Local Limited Partnerships is due to equity in income recognized during the year ended March 31, 1997 due to a change in accounting methods for two Local Limited Partnerships. The Partnership provided for a provision for valuation in five Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amount of these investments.

1997 versus 1996

The Partnership's results of operations for the year ended March 31, 1997 resulted in a net loss of $2,048,112 as compared to a net loss of $2,278,003 for the same period in 1996. The improved net loss position is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in rental revenue. These decreases to net loss are offset by increases in rental operations, interest and depreciation expense items. Also, the adjustment to reserve for valuation of investments in Local Limited Partnerships was $(510,048) in 1996 and $(137,073) in 1995. This change is due to 1996 advances made to three Local Limited Partnerships which were fully reserved in 1996. As discussed in Note 4 to the combined financial statements in Item 8 of this Form 10-K, the decrease in equity in losses of Local Limited Partnerships is due to a change in accounting method the for two Local Limited Partnerships. The increase in rental revenue and rental operations, interest and depreciation expenses is the result of the financial activity of Hughes being combined for twelve months in 1997 and two months in 1996.


Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.


Low-Income Housing Tax Credits

The 1997, 1996 and 1995 Low-Income Housing Tax Credits per Unit for individuals were $136.50, $149.47 and $151.31, respectively. The 1997, 1996 and 1995
Low-Income Housing Tax Credits per Unit for corporations were $146.42, $159.39 and $161.23, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits are expected to decrease as certain properties reach the end of the ten-year credit period.

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

As previously reported, 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, which have the same local general partner, have been performing satisfactorily. However, affiliates of the Managing General Partner have been working with the local general partner who has raised some concerns over the long-term financial health of the properties. In an effort to reduce possible future risk, the Managing General Partner recently consummated the transfer of 50% of the Partnership's interest in capital and profits in the properties to the local general partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the local general partner any time after one year has elapsed. The Managing General Partner continues to monitor property operations closely. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner. For financial reporting purposes, the remaining carrying value of these investments have been fully reserved.

As previously reported Boulevard Common, located in Chicago, Illinois, has been experiencing operating deficits. Occupancy as of December 31, 1997 is 91%, down from 96% at December 31, 1996. Expenses have increased due to increasing maintenance and capital needs, security issues and high turnover at the property. The Local General Partner is requesting that the Managing General Partner assist in funding capital improvements. The Managing General Partner is reviewing this request and has requested that the Local General Partner provide a workout plan detailing where and how these funds will be used.

Delmar, located in Gillette, Wyoming, has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property need to be completed in the very near future. In the past, deficits were being funded by a combination of the accrual of property management fees and funds provided by the Local General Partner. Due to the Managing General Partner's concerns regarding the long term viability of this property, negotiations with the Local General Partner are underway to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, the Managing General Partner was successful in reaching a one year workout agreement with HUD on Pebble Creek, located in Arlington, Texas, effective June 1, 1997. The property had been experiencing significant operating problems which resulted in a mortgage default and subsequent mortgage assignment to HUD. The workout included provisions for substantial capital improvements. These capital improvements were completed on time and in accordance with the workout. Currently, the Managing General Partner is negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. Also, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner. Occupancy is currently 98%. The carrying value of the Partnership's investment in this Local Limited Partnership is zero at March 31, 1998.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even in a slow rental market. Both properties, as well as Bittersweet Apartments, have received SHARP subsidies in the past which have been an important part of their annual income. Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General Partner has joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Cass House, Verdean Gardens and Bittersweet, it is likely that all three properties will default on their mortgage obligations in the near future. It is possible that Partnership Reserves will be used to support these properties until these issues can be resolved. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at March 31, 1998.

Hughes Apartments, located in Mandan, North Dakota, continues to generate operating deficits. As we previously reported, the Managing General Partner negotiated a forbearance agreement with the lender which included an infusion of additional capital to cure the mortgage default and fund capital repairs. A portion of the capital repairs is being funded from Partnership Reserves. The Managing General Partner continues to monitor property operations closely.

The Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner's request to replace the Local General Partner with a substitute general partner was denied by the lender. The Managing General Partner has replaced the former Local General Partner as management agent of the property with an unaffiliated third-party management agent. As noted previously, although full mortgage payments are being made at this time, partial mortgage payments were made earlier in the year prior to the former Local General Partner declaring bankruptcy. The lender required that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the former Local General Partner to develop a plan for the payment of this amount. It is possible that Partnership Reserves will be used to pay this deficit.

Sierra Pointe, located in California, is experiencing operating deficits due to low occupancy. The current occupancy is at 74%. The Managing General Partner and Local General Partner are working with the Housing Authority to fill vacant units. Further, the Managing General Partner and Local General Partner negotiated a replacement for the current management agent. The new management agent started March 1, 1998. The Managing General Partner will continue to work with the Local General Partner and new management agent in an effort to stabilize operations and improve occupancy. For financial reporting purposes, the carrying value of the Partnership's investment in this Local Limited Partnership has been written-down to zero.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1998, 1997 and 1996.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner" or "Franklin, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998.

The Managing General Partner was incorporated in January 1987. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                      Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
Peter G. Fallon, Jr.                Vice President
William E. Haynsworth               Vice President

The other General Partner of the Partnership is Franklin 29 Limited Partnership, a Massachusetts limited partnership ("Franklin L.P.") that was organized in January 1987. The General Partner of Franklin L.P. is 29 Franklin Street, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA, 1982). He joined Boston Financial in 1985 and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972 and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School, as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.


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

As of March 31, 1998, Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

Except as described in the preceding paragraph, neither Franklin, Inc., Franklin L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.


Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ended March 31, 1998 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, Boston Financial Property Management, an affiliate of the Managing General Partner, serves as property management agent for four of the properties in which the Partnership invested.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the
Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1998.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1998.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1998 are as follows:

                                      1998              1997              1996
                                  -------------      ------------     ---------
  Salaries and benefits expense
     reimbursements                 $  162,548        $  138,995     $   146,464


Property management fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages five properties in which the Partnership has invested. In the years ended March 31, 1997 and 1996, BFPM managed only four of these five properties. Fees earned by BFPM in each of the three years ended March 31, 1998 are as follows:

                                     1998             1997              1996
                                 ------------      ----------       -----------

       Property management fees  $  136,095        $  194,057       $   181,269



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions made to partners.

No cash distributions were paid to the General Partners in each of the three years ended March 31, 1998.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1998 is presented in Note 5 to the Financial Statements.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule, and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

       (a)(3)(b) Reports on Form 8-K
No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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
           its Managing General Partner



     By:  /s/Randolph G. Hawthorne                      Date: 6/29/98
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/ Randolph G. Hawthorne                      Date: 6/29/98
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer




     By:   /s/Michael H. Gladstone                       Date: 6/29/98
           Michael H. Gladstone
           A Managing Director




Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

          Annual Report on Form 10-K For the Year Ended March 31, 1998
                                      Index


                                                                        Page No.

Report of Independent Accountants
     For the Years Ended March 31, 1998 and 1997                            F-2

Combined Financial Statements

     Combined Balance Sheets - March 31, 1998 and 1997                      F-3

     Combined Statements of Operations - Years Ended
     March 31, 1998, 1997 and 1996                                          F-4

     Combined Statements of Changes in Partners' Equity (Deficiency) Years Ended
     March 31, 1998, 1997 and 1996                                          F-5

     Combined Statements of Cash Flows - Years Ended
     March 31, 1998, 1997 and 1996                                          F-6

     Notes to Combined Financial Statements                                 F-7

Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation               F-22

See also Index to Exhibits on Page K-24 for the financial statements of the Local Limited Partnership included as a separate exhibit in this Annual Report on Form 10-K.

Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Limited Partnership:

We have audited the accompanying combined balance sheets of Boston Financial Qualified Housing Limited Partnership (A Limited Partnership) as of March 31, 1998 and 1997 and the related combined statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for each of the three years in the period ended March 31, 1998. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. As of March 31, 1998 and 1997, 0% and 27%, respectively, of total assets, and for the years ended March 31, 1998, 1997 and 1996, 100% of equity in losses of Local Limited Partnerships, reflected in the financial statements of the Partnership, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership, as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 22, 1998

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                COMBINED BALANCE SHEETS - March 31, 1998 and 1997


                                                                         1998                    1997
Assets

Cash and cash equivalents                                            $     243,723           $     453,264
Tenant security deposits                                                     4,731                   4,709
Accounts receivable, net                                                     3,000                  52,665
Marketable securities, at fair value (Notes 1 and 3)                     2,025,236               1,923,032
Mortgagee escrow deposits                                                    6,020                  10,230
Replacement reserve escrow                                                   6,398                   6,092
Bond trusts (Note 7)                                                       107,572                  86,209
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 and $328,803 in
   1998 and 1997, respectively (Note 4)                                  1,842,272               4,592,843
Deferred charges, net of accumulated
   amortization of $35,469 and $32,245
   in 1998 and 1997, respectively                                           45,145                  48,369
Rental property, at cost, net of
   accumulated depreciation (Note 6)                                     1,112,647               1,158,106
Other assets                                                                32,193                  33,588
     Total Assets                                                    $   5,428,937           $   8,369,107

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                              $      22,773           $      34,790
Accounts payable and accrued expenses                                       27,577                  46,346
Accrued interest (Note 7)                                                   68,819                  68,819
Tenant security deposits payable                                             4,731                   4,617
Bonds payable (Note 7)                                                   1,210,000               1,210,000
     Total Liabilities                                                   1,333,900               1,364,572

Minority interest in Local Limited Partnership                              58,589                  58,847


General, Initial and Investor Limited Partners' Equity                   4,031,390               6,958,668
Net unrealized gains (losses) on marketable securities                       5,058                 (12,980)
     Total Partners' Equity                                              4,036,448               6,945,688
     Total Liabilities and Partners' Equity                          $   5,428,937           $   8,369,107


The accompanying notes are an integral part of these combined financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                For the Years Ended March 31, 1998, 1997 and 1996



                                                          1998                 1997                   1996
                                                         -------              -------                -------

Revenue:
   Rental                                          $     228,680       $      227,492           $     22,721
   Investment, net (Note 3)                              146,437              151,516                130,960
   Other                                                  39,094               56,783                 37,548
     Total Revenue                                       414,211              435,791                191,229

Expenses:
   General and administrative, includes
     reimbursements to an affiliate of $162,548,
     $138,995 and $146,464 (Note 5)                      276,279              207,292                173,259
   Bad debt expense                                       52,665                    -                      -
   Rental operations, exclusive of depreciation          104,426              111,221                  8,495
   Interest (Note 7)                                     118,057              118,095                 19,685
   Depreciation (Note 6)                                  45,459               42,547                 13,575
   Amortization (Note 2)                                  66,816              100,691                106,515
   Provision for valuation of
     investments in Local
     Limited Partnerships (Note 4)                       356,398             (137,073)              (510,048)
     Total Expenses                                    1,020,100              442,773               (188,519)

Income (loss) before equity in losses
   of Local Limited Partnerships and minority
   interest in loss of Local Limited
   Partnership                                          (605,889)              (6,982)               379,748

Equity in losses of Local Limited
   Partnerships, including income of
    $822,529 in 1997 for prior year
   adjustments (Note 4)                               (2,321,647)          (2,041,502)            (2,657,886)

Minority interest in loss of
    Local Limited Partnership                                258                  372                    135


Net Loss                                           $  (2,927,278)      $   (2,048,112)         $  (2,278,003)

Net Loss allocated
   To General Partners                             $     (29,273)      $      (20,481)         $     (22,780)
   To Limited Partners                                (2,898,005)          (2,027,631)            (2,255,223)
                                                   $  (2,927,278)      $   (2,048,112)         $  (2,278,003)

Net Loss per Limited Partnership Unit
   (50,000 Units)                                  $      (57.96)      $       (40.55)         $      (45.10)


The accompanying notes are an integral part of these combined financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


         COMBINED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                For the Years Ended March 31, 1998, 1997 and 1996

                                                                                     Net
                                                    Initial      Investor        Unrealized
                                     General        Limited       Limited           Gains
                                    Partners       Partners      Partners         (Losses)         Total

Balance at March 31, 1995        $   (321,649)  $      4,648   $ 11,601,784   $    (28,418)     $11,256,365

Net loss                              (22,780)             -     (2,255,223)             -       (2,278,003)

Net change in net unrealized
   losses on marketable securities
   available for sale (Note 3)              -              -              -           28,381         28,381

Balance at March 31, 1996            (344,429)         4,648      9,346,561              (37)     9,006,743

Net Loss                              (20,481)             -     (2,027,631)               -     (2,048,112)

Net change in net unrealized
   losses on marketable
   securities available
   for sale (Note 3)                        -              -              -          (12,943)       (12,943)

Balance at March 31, 1997            (364,910)         4,648      7,318,930          (12,980)     6,945,688

Net Loss                              (29,273)             -     (2,898,005)               -     (2,927,278)

Net change in net unrealized
   losses on marketable
   securities available
   for sale (Note 3)                        -              -              -           18,038         18,038

Balance at March 31, 1998        $   (394,183)      $  4,648   $  4,420,925     $      5,058   $  4,036,448



The accompanying notes are an integral part of these combined financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 1998, 1997 and 1996

                                                                1998                1997               1996

Cash flows from operating activities:
   Net Loss                                               $   (2,927,278)    $  (2,048,112)    $   (2,278,003)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships            2,321,647         2,041,502          2,657,886
     Provision for valuation of investments in
       Local Limited Partnerships                                356,398          (137,073)          (510,048)
     Bad debt expense                                             52,665                 -                  -
     (Gain) loss on sale of marketable securities                 (1,711)            3,072             (9,470)
     Cash distribution income included in cash
       distributions from Local Limited Partnerships             (21,181)          (41,631)            (5,000)
     Depreciation and amortization                               112,275           143,238            120,090
     Minority interest in losses of Local Limited
       Partnership                                                  (258)             (372)              (135)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Tenant security deposits                                      (23)             (642)                 -
       Mortgagee escrow deposits                                   4,210           (10,230)                 -
       Replacement reserve escrow                                   (306)             (276)                 -
       Other assets                                                1,395            33,895            (39,052)
       Accounts payable to affiliate                             (12,017)           18,027              5,017
       Accounts payable and accrued expenses                     (18,769)          (47,928)            (9,883)
       Tenant security deposits payable                              114             1,681                  -
Net cash used for operating activities                          (132,839)          (44,849)           (68,598)

Cash flows from investing activities:
   Purchases of marketable securities                         (2,292,303)       (1,234,961)        (1,547,205)
   Proceeds from sales and maturities
     of marketable securities                                  2,209,848         1,294,295          1,653,011
   Advances to Local Limited
     Partnerships                                                 (3,000)         (321,650)                 -
   Cash distributions received from Local
     Limited Partnerships                                         30,116           163,216            343,431
   Purchase of rental property and equipment                           -           (65,285)                 -
   Bond trust deposits                                           (21,363)          (16,069)           (28,828)
   Cash received upon assumption of General Partner's
     interest in the Combined Entity                                   -                 -             18,540
Net cash provided by (used for) investing activities             (76,702)         (180,454)           438,949

Net increase (decrease) in cash and cash
   equivalents                                                  (209,541)         (225,303)           370,351

Cash and cash equivalents, beginning                             453,264           678,567            308,216

Cash and cash equivalents, ending                         $      243,723     $     453,264     $      678,567

Supplemental disclosure:
   Cash paid for interest                                 $      118,057     $     118,095     $            -

The accompanying notes are an integral part of these combined financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)



                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

1.   Organization

Boston Financial Qualified Housing Limited Partnership (the "Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which own and operate apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualify for low-income housing tax credits. The Partnership's objectives are to:(i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1998, the Managing General Partner has designated approximately $1,680,000 of cash, cash equivalents and marketable securities as such Reserve.


2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of Hughes Apartments, using the equity method of accounting, because the Partnership does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnership, additional investments and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnership beyond its investment, therefore, a Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended to be used against future income, and distributions received will be recorded as income. In addition, valuation reserves are adjusted for equity losses in subsequent years.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the
Partnership. These fees and expenses are included in the Partnership's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships as set forth in paragraph 22 of ARB 51, that is included in the accompanying combined financial statements is as of December 31, 1997, 1996 and 1995.

On  October  27,  1995,  an  affiliate  of the  Partnership's  Managing  General
Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership and has a controlling financial interest in the Local Limited Partnership as set forth in paragraph 22 of ARB 51 these combined financial statements include financial activity of Hughes for the years ended December 31, 1997, 1996 and from November 1, 1995 through December 31, 1995. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Hughes on a 90 day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of ninety days or less at acquisition and approximate fair value.

Marketable Securities

Marketable securities consist primarily of U.S. treasury instruments and various asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Partnership's financial position or results of operations.
 .

Deferred Charges

Bond financing costs incurred in connection with financing the construction of Hughes have been capitalized and are being amortized over the 25-year term of the bonds using the straight line method of amortization.

Rental Property

Real estate and personal property of Hughes are recorded in accordance with SFAS
121. Valuation allowances are established when the carrying value of such assets exceeds their estimated receivable amounts. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107, except the bond trusts (see Note 7), approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is the obligation of the partners of the Partnership.

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

















             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                Gross             Gross
                                                              Unrealized      Unrealized           Fair
                                              Cost              Gains            Losses            Value

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $  1,836,517        $     6,426      $    (3,884)     $   1,839,059

Mortgage backed securities                    183,661              2,516                -            186,177

Marketable securities
   at March 31, 1998                     $  2,020,178        $     8,942      $    (3,884)     $   2,025,236

Debt securities issued by the
   US Treasury and
   other US Government
   corporations and agencies             $  1,511,712         $   3,283        $ (13,174)      $  1,501,821

Mortgage backed securities                    405,200               498           (3,632)           402,066

Other debt securities                          19,100                45                -             19,145

Marketable securities
   at March 31, 1997                     $  1,936,012         $   3,826        $ (16,806)      $  1,923,032


The contractual maturities at March 31, 1998 are as follows:

                                                                                                Fair
                                                                                  Cost          Value

Due in one year or less                                                       $  638,382     $   638,792
Due in one year to five years                                                  1,198,135       1,200,267
Mortgage backed securities                                                       183,661         186,177
                                                                              $2,020,178     $ 2,025,236


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $2,210,000, $1,294,000 and $1,653,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in investment income are gross gains of $7,098, $4,492 and $16,733 and gross losses of $5,387, $7,564 and $7,263 which were realized on these sales during the years ended March 31, 1998, 1997 and 1996, respectively.


4.   Investments in Local Limited Partnerships

The   Partnership  has  acquired   interests  in   thirty-three   Local  Limited
Partnerships, excluding Hughes, which own and operate multi-family housing complexes, all of which are government-assisted.

The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor, Graver Inn, 600 Dakota and Duluth which are 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at March 31, 1998, 1997 and 1996 is as follows:

                                                               1998              1997              1996

Capital contributions to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                           $  36,256,165     $  36,256,165      $  36,256,165

Cumulative equity in losses of Local Limited
   Partnerships  (excluding cumulative
   unrecognized  losses of $22,515,719,
   $12,515,308 and $9,589,820 at March 31, 1998,
   1997 and 1996, respectively)                             (35,762,306)      (33,461,841)       (31,456,648)

Cumulative cash distributions received
   from Local Limited Partnerships                           (1,602,549)       (1,572,433)        (1,414,539)

Investments in Local Limited Partnerships
   before adjustment                                         (1,108,690)        1,221,891          3,384,978

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                              4,770,577         4,770,577          4,770,577

   Accumulated amortization of acquisition
     fees and expenses                                       (1,134,414)       (1,070,822)          (973,355)

Investments in Local Limited Partnerships                     2,527,473         4,921,646          7,182,200

Reserve for Valuation of Investments in
   Local Limited Partnerships                                  (685,201)         (328,803)          (787,526)
                                                          $   1,842,272     $   4,592,843      $   6,394,674

The 1997, 1996 and 1995 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1997, 1996 and 1995 and has severe liquidity problems and recurring cash deficits. These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for valuation of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue for the years ended December 31, 1993 through 1997. Equity in losses of Local Limited Partnerships for the years ended March 31, 1998, 1997 and 1996 includes $55,803, $449,345 and $500,670, respectively, related to 2225 New York Ave. The reserve for valuation of investments in Local Limited Partnerships has been reduced by these amounts. As a result, these losses have no effect on the Partnership's Net Loss.

The Partnership has also provided a reserve for valuation for its investment in five Local Limited Partnerships, Graver Inn, Sierra Pointe, Barrington Manor, 600 Dakota and Duluth, because there is evidence of a non-temporary decline in the recoverable amount of these investments.
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

Included in cumulative equity in losses of Local Limited Partnerships is $822,529 of income recognized during the year ended March 31, 1997 as a result of a change in accounting method of two Local Limited Partnerships.

Summarized financial information as of December 31, 1997, 1996 and 1995 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of the Local Limited Partnerships, excluding Hughes, in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,


                                                            1997                   1996                  1995

Assets:
   Investment property, net                           $     94,727,330       $    104,825,788      $   108,942,454
   Current assets                                            2,033,143              2,686,076            2,801,351
   Other assets                                              9,048,810              9,247,079            9,921,430
     Total Assets                                     $    105,809,283       $    116,758,943      $   121,665,235

Liabilities and Partners' Deficit:
   Current liabilities (includes current portion
     of long-term debt)                               $     17,747,512       $     14,381,389      $     5,948,489
   Other debt                                                4,551,240             15,883,277           14,021,083
   Long-term debt                                          110,449,979            100,798,039          110,465,789
     Total Liabilities                                     132,748,731            131,062,705          130,435,361

Partners' Deficit:
   Partnership Deficit                                     (26,663,482)           (14,087,983)          (8,764,328)
   Other Partners' Deficit                                    (275,966)              (215,779)              (5,798)
     Total Partners' Deficit                               (26,939,448)           (14,303,762)          (8,770,126)
     Total Liabilities and Partners' Deficit          $    105,809,283       $    116,758,943      $   121,665,235

Summarized Income Statements - for
the years ended December 31,

                                                            1997                   1996                  1995

Rental and other revenue                             $      19,707,452       $    19,530,795       $    21,087,845

Expenses:
   Interest                                                  9,720,959             9,754,129            10,481,568
   Operating                                                17,741,869            10,860,840            10,544,604
   Depreciation and amortization                             4,671,464             4,717,555             5,269,753
     Total Expenses                                         32,134,292            25,332,524            26,295,925

Net loss                                             $     (12,426,840)      $    (5,801,729)      $    (5,208,080)

Partnership's share of net loss (1996 includes an
   adjustment relating to prior
    year as discussed above)                         $     (12,300,877)      $    (4,925,359)      $    (5,153,645)
Other Partners' share of net loss                    $        (125,963)      $      (110,302)      $       (54,435)

For the years ended March 31, 1998, 1997 and 1996, the Partnership has not recognized $10,000,411, $2,925,488 and $2,500,759, respectively, in equity in losses relating to twenty Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $26,663,482 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $1,108,690 principally because: a) the Partnership has not recognized $22,515,719 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments and b) purchase price paid to original Limited Partners by the Partnership have not been reflected in the balance sheets of certain Local Limited Partnerships.


5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $162,548, $138,995 and $146,464, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1998 and 1997, $22,773 and $34,790, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Windsor Court, Rolling Green and Terrace, three properties in which the Partnership has invested. ( In the years ended December 31, 1996 and 1995, BFPM also managed Sierra Vista.) Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $136,095, $194,057 and $181,269 of fees earned by BFPM for the years ended December 31, 1997, 1996 and 1995, respectively.


6.   Rental Property

Real estate and personal property belonging to Hughes are recorded in accordance with SFAS 121, the components of which are as follows at December 31, 1997 and 1996:

                                                                                  1997                  1996


   Land                                                                      $     29,008          $    29,008
   Building and improvements                                                    1,490,659            1,490,659
   Equipment and furnishings                                                       26,817               26,817
                                                                                1,546,484            1,546,484
   Less accumulated depreciation                                                 (433,837)            (388,378)
   Total                                                                     $  1,112,647           $1,158,106


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

The bond financing documents require that a portion of the bond proceeds be deposited in a bond reserve trust account and that only interest income on the account can be used for operations. The funds can be withdrawn only by the bond trustee in the event that there is insufficient cash in the bond account to pay the annual bond payments. If the bond trustee does draw on the bond reserve trust account, the amount withdrawn must be replaced or Hughes will be considered in default on the remaining outstanding bonds. The bond trustee withdrew funds from this account in 1996 and 1995. The amounts withdrawn have not been replaced, and consequently, Hughes is in default of its lease agreement.

The bond trust account is used to receive deposits from Hughes for principal and interest payments on the bonds. The trustee makes all principal and interest payments on the bonds from this trust account.

Effective October 27, 1995, an affiliate of the Partnership's Managing General Partner replaced the Local General Partner of Hughes and successfully negotiated a Forbearance Agreement with the trustee whereby the mortgage arrears and capital repairs would be funded from Partnership and bond reserves. The agreement calls for interest payments on June 1 and December 1, annually, through 2005 of $58,987.50 at each payment date. On December 1, 2005, all arrears are due and payable.

Based on the unique terms of the financing and lack of available market data for agreements with similar characteristics, management believes it is not practicable to estimate the fair value of this arrangement.

The balances in the Trust accounts required to be maintained pursuant to the bond financing documents at December 31, 1997 and 1996 are as follows:

                                     1997               1996
Bond reserve trust               $    79,358        $  75,571
Bond trust                            28,214           10,638
                                 $   107,572        $  86,209

The Bond reserve trust account consists of investments in U.S. Treasury notes, which are considered held to maturity and are due in January 1999. Investment cost as of December 31, 1997 and 1996 is $79,358 and $75,571, respectively. Fair value as of December 31, 1997 and 1996 is $80,413 and $76,725, respectively. Unrealized gains of $1,055 and $1,154 in 1997 and 1996, respectively, have not been recognized as the notes will be held to maturity.


8.  Transfer of Interests in Local Limited Partnerships

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year has elapsed. For financial reporting purposes, the Partnership has written down the carrying value of these investments in Local Limited Partnerships to zero, because it is unknown as to whether the Partnership will be able to recover its invested balances. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

9.   Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                       1998              1997           1996

Net Loss per Statements of Operations                             $   (2,927,278)   $ (2,048,112)  $ (2,278,003)
   Adjustment to reflect March 31, fiscal
     year-end to December 31,
     taxable year-end                                                   (291,494)        230,663         26,458
   Provision for valuation of Investments in
     Local Limited Partnerships not deductible
     for tax purposes                                                    356,398        (458,723)      (510,048)
   Amortization of acquisition fees and
     expenses for tax purposes over
     amortization for financial
     reporting purposes                                                 (109,884)        (94,149)       (67,497)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes over (under)
     equity in losses for tax purposes                                 5,611,504      (1,829,071)      (700,632)
   Equity in losses of Local Limited
     Partnerships not recognized
     for financial reporting purposes                                (10,000,411)     (2,925,488)    (2,500,759)
   Other                                                                 353,134         (22,963)       (29,565)
Net loss for federal income tax purposes                          $   (7,008,031)   $(7,147,843)$    (6,060,046)

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax reporting purposes as of March 31, 1998 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $   1,842,272           $ (25,958,295)      $ (27,800,567)
Other assets                                       $   3,586,665           $   8,908,049       $  (5,321,384)
Liabilities                                        $   1,333,900           $      28,034       $   1,305,866

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the cumulative equity in loss from Local Limited Partnerships, including the combined entity, for tax reporting purposes is approximately $5,334,000 greater than for financial reporting purposes, including approximately $22,516,000 of losses the Partnership has not recognized relating to twenty Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (iii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $520,000; (iv) approximately $7,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1998 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (v) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences of the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 1997 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $   4,592,843           $ (18,840,655)      $ (23,433,498)
Other Assets                                       $   3,776,264           $   8,797,014       $  (5,020,750)
Liabilities                                        $   1,364,572           $      26,608       $   1,337,964

The difference in assets and liabilities of the Partnership for financial reporting purposes are primary attributable to: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the cumulative equity in loss from Local Limited Partnerships, including the combined entity, for tax reporting purposes is approximately $10,924,000 greater than for financial reporting purposes, including approximately $12,515,000 of losses the Partnership has not recognized relating to fourteen local limited partnerships whose cumulative equity in losses exceeded its total investment;
(iii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $410,000; (iv) approximately $130,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1997 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (v) organizational and offering costs of approximately $6,165,000 have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

10.   Supplemental Combining Schedules

                                 Balance Sheets

                                            Boston Financial
                                           Qualified Housing        Hughes
                                            Tax Credits           Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations         Combined

Assets
Cash and cash equivalents                  $        241,259     $        2,464    $           -     $    243,723
Tenant security deposits                                  -              4,731                -            4,731
Accounts receivable, net                             56,490                  -          (53,490)           3,000
Marketable securities, at fair value              2,025,236                  -                -        2,025,236
Mortgagee escrow deposits                                 -              6,020                -            6,020
Replacement reserve escrow                                -              6,398                -            6,398
Bond trusts                                               -            107,572                -          107,572
Investments in Local Limited
    Partnerships,net                              1,721,637                  -          120,635        1,842,272
Deferred charges, net                                     -             45,145                -           45,145
Rental property at cost, net                              -          1,112,647                -        1,112,647
Other assets                                         25,779              6,414                -           32,193
      Total Assets                         $      4,070,401     $    1,291,391    $      67,145     $  5,428,937

Liabilities and Partners' Equity
Accounts payable to affiliates             $         22,773     $       53,490    $     (53,490)    $     22,773
Accounts payable and accrued
    expenses                                         11,180             16,397                -           27,577
Accrued interest                                          -             68,819                -           68,819
Tenant security deposits payable                          -              4,731                -            4,731
Bonds payable                                             -          1,210,000                -        1,210,000
      Total Liabilities                              33,953          1,353,437          (53,490)       1,333,900

Minority interest in Local Limited
    Partnership                                           -                  -           58,589           58,589

General, Initial and Investor
    Limited Partners' Equity                      4,031,390            (62,046)          62,046        4,031,390
Net unrealized gains                                  5,058                  -                -            5,058
      Total Partners' Equity                      4,036,448            (62,046)          62,046        4,036,448
      Total Liabilities and
       Partners' Equity                    $      4,070,401     $    1,291,391    $      67,145     $  5,428,937

(A) As of March 31, 1998.
(B) As of December 31, 1997.

                            Statements of Operations

                                           Boston Financial
                                           Qualified Housing         Hughes
                                              Tax Credits          Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined

Revenue:
   Rental                                  $              -     $     228,680     $          -     $       228,680
   Investment                                       139,325             7,112                -             146,437
   Other                                             29,506             9,588                -              39,094
     Total Revenue                                  168,831           245,380                -             414,211

Expenses:
   General and administrative                       276,279                 -                -             276,279
   Bad debt expense                                  52,665                 -                -              52,665
   Rental operations, exclusive
     of depreciation                                      -           104,426                -             104,426
   Interest                                               -           118,057                -             118,057
   Depreciation                                           -            45,459                -              45,459
   Amortization                                      63,592             3,224                -              66,816
   Provision for valuation of
     investments in Local
       Limited Partnerships                         356,398                 -                -             356,398
     Total Expenses                                 748,934           271,166                -           1,020,100

Loss before equity in losses
   of Local Limited Partnerships
   and minority interest                           (580,103)          (25,786)               -            (605,889)

Equity in losses of Local
   Limited Partnerships                          (2,347,175)                -           25,528          (2,321,647)

Minority interest in loss of
   Local Limited Partnership                              -                 -              258                 258

Net Loss                                   $     (2,927,278)    $     (25,786)    $     25,786     $    (2,927,278)


(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997.

                            Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations          Combined

Cash flows from operating activities:
   Net Loss                                $ (2,927,278)      $    (25,786)    $    25,786       $   (2,927,278)
   Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
   Equity in losses of Local Limited
     Partnerships                             2,347,175                  -         (25,528)           2,321,647
   Provision for valuation
     of investments in Local
     Limited Partnerships                       356,398                  -               -              356,398
   Bad debt expense                              52,665                  -               -               52,665
   Loss on sale of marketable securities         (1,711)                 -               -               (1,711)
   Cash distribution income included in
     cash distributions from
     Local Limited Partnerships                 (21,181)                 -               -              (21,181)
   Depreciation and amortization                 63,592             48,683               -              112,275
   Minority interest in losses of Local
     Limited Partnership                              -                  -            (258)                (258)
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Tenant security deposits                         -                (23)              -                  (23)
     Mortgagee escrow deposits                        -              4,210               -                4,210
     Replacement reserve escrow                       -               (306)              -                 (306)
     Other assets                                 5,145             (3,750)              -                1,395
     Accounts payable to affiliate              (12,017)                 -               -              (12,017)
     Accounts payable and accrued
       expenses                                 (16,910)            (1,859)              -              (18,769)
     Tenant security deposits payable                 -                114               -                  114
Net cash provided by (used for)
   operating activities                        (154,122)            21,283               -             (132,839)

Cash flows from investing activities:
   Purchases of marketable securities        (2,292,303)                 -               -           (2,292,303)
   Proceeds from sales and maturities
     of marketable securities                 2,209,848                  -               -            2,209,848
   Advances to Local Limited
     Partnerships                                (3,000)                 -               -               (3,000)
   Cash distributions received from
     Local Limited Partnerships                  30,116                  -               -               30,116
   Purchase of rental property and
     equipment                                        -                  -               -                    -
   Bond trust deposits                                -            (21,363)              -              (21,363)
Net cash used for investing activities          (55,339)           (21,363)              -              (76,702)


                            Statements of Cash Flows

                                           Boston Financial
                                           Qualified Housing      Hughes
                                             Tax Credits        Apartments
                                              L.P. (A)            Ltd.(B)     Eliminations       Combined

Net decrease in cash and cash equivalents      (209,461)               (80)              -             (209,541)

Cash and cash equivalents, beginning            450,720              2,544               -              453,264

Cash and cash equivalents, ending          $    241,259       $      2,464     $         -       $      243,723


(A) For the year ended March 31, 1998.
(B) For the year ended December 31, 1997.



                                                    COST OF INTEREST AT AQUISITION DATE                       GROSS AMOUNT
                                                                                                                AT WHICH
                                                                                                               CARRIED AT
                                                                                                              DECEMBER 31,
                                                                                                                  1997
                                                    -------------------------------------                    ---------------
                                                                                          NET IMPROVEMENTS
                            NUMBER       TOTAL                         BUILDINGS /           CAPITALIZED
                              OF        ENCUM-                         IMPROVEMENTS         SUBSEQUENT TO       LAND AND
DESCRIPTION                 UNITS      BRANCES *          LAND         & EQUIPMENT           ACQUISITION      IMPROVEMENTS
-----------                 -----      ---------          ----         -----------           -----------      ------------
Low and Moderate
Income Apartment Complexes

Barrington Manor                 18      $  615,000        $  30,000        $ 555,638             $  242,106      $  32,011
  Fargo, ND
Bingham Housing                  24       1,163,496           48,934          362,172              1,031,324         48,934
Associates
  Bingham, ME
Birmingham Village               24       1,158,176           61,900          190,424              1,166,788         61,900
  Randolph, ME
Bittersweet Lane                 35       2,427,903           69,300        2,884,207                374,582         69,300
  Randolph , MA
Coronodo Courts                 145       3,731,253          452,331        4,995,460               (33,448)        452,331
  Douglas, AZ
Elmore Hotel                     60       3,261,876           12,500        2,976,388                515,543         12,500
  Great Falls, MT
Graver Inn                       70       1,971,386           30,000        2,208,960                843,461         40,914
  Fargo, ND
Hazel Winthrop Apartments        30       2,117,621           45,000        2,548,540              (115,800)         45,000
  Chicago, IL
Hughes Apartments                47       1,210,000           28,000        1,260,066                258,418         29,008
  Mandan, ND
Lakeview Heights                 83       2,793,695          217,588        2,896,224                274,181        217,588
  Clearfield, UT
Medford Hotel                    76       3,186,176           12,500        2,747,997              1,853,845         12,500
  Medford, OR
Heritage View                    24       1,162,225           64,800          690,736                682,131         64,800
  New Sweden, ME
Rolling Green Apartments        166       4,788,046          286,350        6,254,575                130,329        286,350
  Edmond, OK
Sierra Pointe Apartments        209       7,152,930          382,000        8,001,390              1,069,030        336,087
 Aurora, CO
Terrace Apartments              206       5,249,923          350,000        6,470,754              (265,833)        369,724
  Oklahoma City, OK
Trenton Apartments               37         841,706          154,000          899,293                100,993        154,000
  Salt Lake City, UT
Windsor Court Apartments        143       4,498,473          280,000        5,579,636              (247,415)        282,350
  Aurora, CO
Sierra Vista                    160       6,288,417          434,866        8,056,238                 18,894        434,866
  Las Vegas, NV
Willow Peg Village               57       1,476,803          125,000        1,741,799                  4,166        125,000
  Ricon, GA
Pebble Creek                    352       7,955,434          794,000        9,563,687                244,473        734,800
  Arlington, TX
Pine Village                     36         938,715           40,000          960,000                189,698         40,000
  Pine Mountain, GA
Talbot Village                   24         601,258           21,775          545,547                192,054         20,000
  Talbolton, GA
Logan Plaza                     130      10,985,662          969,289       13,287,069                355,742        969,289
  New York, NY
Cass House                      111       7,993,802          222,000       11,423,209                 47,910        222,000
  Boston, MA
Verdean Gardens   (A)           110       7,621,194          214,992        8,891,168            (3,764,800)        214,992
  New Bedford, MA
Country Estates                  24         595,011           22,500          734,409                      0         22,500
  Glenville, GA
Boulevard Commons               212      10,455,270          318,000        3,580,316             10,892,825        318,000
  Chicago, IL
Chestnut Lane                    50       1,471,733           93,484          848,922                888,481         93,322
  Newman, GA
600 Dakota Properties            28         640,000           64,353          769,608                 36,538         63,670
  Wahpeton,  ND
Duluth                           11         257,454           24,000          363,810                 13,214         24,000
  Souix Falls, SD
Delmar                           16         416,889           75,000          495,203                 25,015         75,000
  Gillette, WY
Park Terrace                    101       3,547,906          393,713        4,781,404                188,147        393,713
  Dundalk, MD
Brentwood Manor II               22         769,131           44,980        1,118,947                 20,991         44,980
  Nashua, NH
Hillcrest Apts 3                 24         591,329           17,000          727,587                 13,579         17,000
  Perryville, MO

                           -------------------------------------------------------------------------------------------------
Subtotal                      2,865    $109,935,893       $6,400,155     $119,411,383            $17,247,162     $6,328,429

Less Combined Entity             47       1,210,000           28,000        1,260,066                258,418         29,008

                           -------------------------------------------------------------------------------------------------
Total                         2,818     108,725,893        6,372,155      118,151,317             16,988,744      6,299,421
                           =================================================================================================



                                                                               LIFE ON
                                                                                WHICH
                            BUILDINGS                                        DEPRECIATION
                               AND                     ACCUMULATED   DATE    IS COMPUTED     DATE
DESCRIPTION               IMPROVEMENTS       TOTAL     DEPRECIATION  BUILT     (YEARS)     ACQUIRED
Low and Moderate
Income Apartment
Complexes

Barrington Manor              $  795,733    $  827,744   $  224,282  1927      various      12/31/87
  Fargo, ND
Bingham Housing                1,393,496     1,442,430      328,407  1988      various      12/30/87
Associates
  Bingham, ME
Birmingham Village             1,357,212     1,419,112      318,334  1988      various      12/30/87
  Randolph, ME
Bittersweet Lane               3,258,789     3,328,089    1,156,282  1988      various      10/27/87
  Randolph , MA
Coronodo Courts                4,962,012     5,414,343    1,675,292  1945      various      12/18/87
  Douglas, AZ
Elmore Hotel                   3,491,931     3,504,431    1,276,916  1917      various      12/22/87
  Great Falls, MT
Graver Inn                     3,041,507     3,082,421      873,257  1917      various      12/31/87
  Fargo, ND
Hazel Winthrop                 2,432,740     2,477,740      670,588  1910      various      12/30/87
Apartments
  Chicago, IL
Hughes Apartments              1,517,476     1,546,484      433,837  1926      various      12/31/87
  Mandan, ND
Lakeview Heights               3,170,405     3,387,993    1,013,691  1972      various      12/30/87
  Clearfield, UT
Medford Hotel                  4,601,842     4,614,342    1,363,770  1915      various      12/22/87
  Medford, OR
Heritage View                  1,372,867     1,437,667      325,665  1988      various      12/30/87
  New Sweden, ME
Rolling Green Apartments       6,384,904     6,671,254    2,515,393  1974      various      09/30/87
  Edmond, OK
Sierra Pointe Apartments       9,116,333     9,452,420    3,709,215  1973      various      09/30/87
 Aurora, CO
Terrace Apartments             6,185,197     6,554,921    2,538,092  1970      various      11/20/87
  Oklahoma City, OK
Trenton Apartments             1,000,286     1,154,286      320,254  1925      various      12/30/87
  Salt Lake City, UT
Windsor Court Apartments       5,329,871     5,612,221    2,170,007  1974      various      12/30/87
  Aurora, CO
Sierra Vista                   8,075,132     8,509,998    3,319,805  1963      various      09/01/87
  Las Vegas, NV
Willow Peg Village             1,745,965     1,870,965      646,056  1989      various      03/01/88
  Ricon, GA
Pebble Creek                   9,867,360    10,602,160    2,509,432 1977/81    various      06/20/88
  Arlington, TX
Pine Village                   1,149,698     1,189,698      413,465  1988      various      03/01/88
  Pine Mountain, GA
Talbot Village                   739,376       759,376      258,736  1988      various      03/01/88
  Talbolton, GA
Logan Plaza                   13,642,811    14,612,100    3,458,250  1988      various      05/10/88
  New York, NY
Cass House                    11,471,119    11,693,119    3,797,096  1988      various      06/08/88
  Boston, MA
Verdean Gardens   (A)          5,126,368     5,341,360    3,383,960  1989      various      05/31/88
  New Bedford, MA
Country Estates                  734,409       756,909      287,711  1988      various      03/01/88
  Glenville, GA
Boulevard Commons             14,473,141    14,791,141    4,758,502  1920      various      07/14/88
  Chicago, IL
Chestnut Lane                  1,737,565     1,830,887      602,208  1989      various      08/01/88
  Newman, GA
600 Dakota                       806,829       870,499      206,037  1988      various      10/01/88
Properties
  Wahpeton,  ND
Duluth                           377,024       401,024      102,858  1989      various      10/01/88
  Souix Falls, SD
Delmar                           520,218       595,218      185,951  1988      various      10/01/88
  Gillette, WY
Park Terrace                   4,969,551     5,363,264    1,654,479  1989      various      01/20/89
  Dundalk, MD
Brentwood Manor II             1,139,938     1,184,918      488,227  1971      various      01/20/89
  Nashua, NH
Hillcrest Apts 3                 741,166       758,166      232,668  1989      various      03/31/89
  Perryville, MO

                         -------------------------------------------
Subtotal                    $136,730,271  $143,058,700  $47,218,723

Less Combined Entity           1,517,476     1,546,484      433,837
                         -------------------------------------------
Total                        135,212,795   141,512,216   46,784,886
                         ===========================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $149,059,000.

                         * Mortgage    notes   payable    generally    represent
                           non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1997
--------------------------------------------------------------------------------
Balance at beginning of period                                     $148,607,718
   Additions during period:
     Less current year Hughes Apartments                  (1,546,484)
     Other acquisitions                                       75,769
     Improvements etc.                                       525,109
                                                    -----------------
                                                                       (945,606)
  Deductions during period:
     Cost of real estate and fixed assets sold             (149,896)
     Write down of fixed assets                          (6,000,000)
                                                    -----------------
                                                                     (6,149,896)
                                                               -----------------
Balance at close of period                                         $141,512,216
                                                               =================


Property Owned December 31, 1996
--------------------------------------------------------------------------------
Balance at beginning of period                                     $148,106,716
   Additions during period:
     Other acquisitions                                       18,812
     Improvements etc.                                       512,563
                                                    -----------------
                                                                        531,375
  Deductions during period:
     Cost of real estate and fixed assets sold              (30,373)
     Reclassification to intangible assets                        0
                                                    -----------------
                                                                        (30,373)
                                                               -----------------
Balance at close of period                                         $148,607,718
                                                               =================


Property Owned December 31, 1995
--------------------------------------------------------------------------------
Balance at beginning of period                                      $147,713,079
   Additions during period:
     Other acquisitions                                        8,571
     Improvements etc.                                       659,703
                                                    -----------------
                                                                        668,274
  Deductions during period:
     Cost of real estate and fixed assets sold             (274,637)
     Reclassification to intangible assets                        0
                                                    -----------------
                                                                       (274,637)
                                                               -----------------
Balance at close of period                                         $148,106,716
                                                               =================

Accumulated Depreciation December 31, 1997
---------------------------------------------------------------------
Balance at  beginning  of period                 $42,623,824
   Additions during period:
    Less current year hughes Apt.                   (433,837)
    Depreciation                                   4,594,899
                                              --------------
    Balance at close of period                   $46,784,886
                                              ==============








Accumulated Depreciation December 31, 1996
---------------------------------------------------------------------
 Balance at  beginning  of period                 $38,028,894
   Additions during period:

      Depreciation                                  4,594,930
                                                --------------
      Balance at close of period                  $42,623,824
                                                ==============







Accumulated Depreciation December 31, 1995
---------------------------------------------------------------------
Balance at  beginning  of period                         $34,318,321
Additions during period:

     Depreciation                                          3,710,573
                                                       --------------
     Balance at close of period                           $38,028,894
                                                       ==============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           (A Limited Partnership)

                          Annual Report on form 10-K
                      For The Year Ended March 31, 1998
                       Reports of Independent Auditors

[Letterhead]

[LOGO]
Haran & Associates LTD
Certified Public Accountants


                       INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1997 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1997, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 23, 1998 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information included in this report (shown on pages 14 through 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (847) 853-2580
January 23, 1998

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

[LETTERHEAD]
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, CO  80112
Telephone (303) 770-3356
Fax (303) 770-3357

INDEPENDENT AUDITORS' REPORT

To the Partners of                                   HUD Field Office
Sundance Housing Associates, Ltd.                    Denver, CO
Denver, Colorado

We have audited the accompanying Balance Sheet of Sundance Housing Associates, Ltd., FHA Project Number 101-44154-SR-PR, as of December 31, 1997, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits and HUD Programs and, we have also issued a report dated February 5, 1998, on our consideration of Sundance Housing Associates, Ltd.'s internal control structure and reports dated February 5, 1998 on its compliance with laws and regulations and compliance with laws and requlations and specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-discrimination.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 12 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Americana Redevelopment. Such information has been subjected to the same auditing procedures applied in the examination of basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Michael Sczkan
Michael Sczekan  Co., P.C.
Certified Public Accountants
Englewood,  CO
February 5, 1998

Reznick Fedder & Silverman
Certified Public Accountants
Business Consultants
745 Atlantic Avenue
Suite 800
Boston, MA  02111-2735
Phone (617) 423-5855
FAX (617) 423-6651

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Sundance  Housing Associates, Ltd.

We have audited the accompanying balance sheet of Sundance Housing Associates, Ltd. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for that portion marked "unaudited" on which we express no opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 27, 1997, on our consideration of Sundance Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 27, 1997                            Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1997, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1997 and is under a workout agreement with Department of HUD on it's mortgage. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of 225 NEW YORK AVENUE, LTD T/A PEBBLE CREEK APARTMENTS; internal control and reports dated January 22, 1998 on its compliance with laws and regulations.

/s/ Aronson, Fetridge & Weigle
Rockville, Maryland
January 22, 1998

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to corroborate the recorded balance of the mortgage payable, mortgage escrows and mortgage interest paid as referred to in the preceding paragraph, the financial statements referred to above presently fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD shown on pages 13- 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Aronson, Fetridge & Weigle
Rockville, Maryland
January 12, 1996

 [Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1997, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C. -2A) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C. -4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1997, and the results of its operations, its cash flows and changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The general partners' plans regarding these matters are also discussed in Note H. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Ziner & Company, P.C.
Boston, MA
January 27, 1998

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

/s/ Ziner & Company, P.C.
Boston, MA
January 27, 1997

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

/s/ Ziner & Company, P.C.
Boston, MA
January 23, 1996

[[LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1997, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1997, and the results of its operations, its cash flows and its changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note G to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue in existence. The general partners' plans regarding these matters are also discussed in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ziner & Company, P.C.
Boston, MA
January 28, 1998

[[LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

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


/s/ Ziner & Company, P.C.
Boston, MA
January 27, 1997

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


/s/ Ziner & Company, P.C.
Boston, MA
January 26, 1996

 [Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Medford Hotel Associates Limited Partnership

I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1997 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 19, 1998 on my consideration of Medford Hotel Associates Limited Partnership's internal control structure and a report dated January 19, 1998 on its compliance with laws and regulations.

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


/s/ Robert Stephenson
Manhattan Beach, California
January 19, 1998

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

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1997 on my consideration of Medford Hotel Associates Limited Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

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


/s/ Robert Stephenson
Manhattan Beach, California
February 15, 1996

[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Oregon Landmark-Three Limited Partnership

I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an Oregon limited partnership) as of December 31, 1997 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership at December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 20, 1998 on my consideration of Oregon Landmark-Three Limited Partnership's internal control structure and a report dated January 20, 1998 on its compliance with laws and regulations.

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



 /s/ Robert Stephenson
Manhattan Beach, California
January 20, 1998

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



/s/ Robert Stephenson
Manhattan Beach, California
February 15, 1996

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1997 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1997, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1998, on our consideration of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) internal control structure and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 to 23) are presented for the purposes of additional analysis and are not a required part of the basic statement of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 22, 1998

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

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 16, 1996

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
 Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1997 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1997, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1998, on our consideration of Lakeview Heights Apartments, Ltd's. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 21, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 to 23) are presented for the purposes of additional analysis and are not a required part of the basic statements of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No.
105-94007). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 21, 1998

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1997, on our consideration of Lakeview Heights Apartments, Ltd's. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 23, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1996, on our consideration of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 25, 1996, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 25, 1996

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Court Housing Associates, Ltd.

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. as of December 31, 1997, and the results of its operations, the changes in partners' deficit and it's cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 26, 1998 on our consideration of Windsor Court Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 26, 1998                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 1997, on our consideration of Windsor Court Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 30, 1997                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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


                                                /s/ Reznick Fedder & Silverman

Boston, Massachusetts                     Federal Employer
February 21, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Terrace Housing Associates, Ltd.

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 25 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 21, 1998, on our consideration of Terrace Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 21, 1998                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 27, 1997, on our consideration of Terrace Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 27, 1997                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

Audit Principal: Phillip A. Weitzel

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green  Housing Associates, Ltd.

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited", has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 19, 1998, on our consideration of Rolling Green Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 19, 1998                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs", we have also issued reports dated January 27, 1997, on our consideration of Rolling Green Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 27, 1997                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
February 13, 1996                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

[LETTERHEAD]
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, CO  80112
Telephone (303) 770-3356
Fax (303) 770-3357

INDEPENDENT AUDITORS' REPORT

To the Partners of                                   HUD Field Office
Sierra Vista Housing Associates, Ltd.                         Denver, CO
Aurora, Colorado

We have audited the accompanying Balance Sheet of Siera Vista Housing Associates Ltd., FHA Project Number 125-94004, as of December 31, 1997, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing, Ltd., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 5, 1998, on our consideration of Sierra Vista Housing Associates, Ltd's internal control structure and a report dated February 5, 1998, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-discrimination.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As noted in Note 2 to the financial statements, the Partnership is in monetary default of mortgage agreement. Continued operation is contingent on reducing vacancies or obtaining a additional financing.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 14 through 19 is presented for purposes of additional analysis and are not a required part of the basic financial statements of Sierra Vista Housing Associates, Ltd.. Such information has been subjected to the same auditing procedures applied in the examination of basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,
/s/Michael Sczkan
Michael Sczekan  Co., P.C.
Certified Public Accountants
Englewood,  CO
February 5, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing Associates, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for that portion marked "unaudited" on which we express no opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 27, 1997, on our consideration of Sierra Vista Housing Associates, Ltd.'s internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 27, 1997                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

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

[Letterhead]

[Logo]        VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.

                         INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Courts Limited Partnership

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have issued a report dated February 3, 1998, on our consideration of the Partnership's internal control structure and reports, also dated February 3, 1998, on its compliance with specific requirements applicable to major HUD programs, compliance with laws, regulations, contracts and grants, and specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

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

/s/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 3, 1998

Other Auditor information:
Lead Auditor - Donald R. Smith
Federal I.D. Number

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

 [Letterhead]

[LOGO] Freedberg, Derba & Tardiff, P.C.

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, working capital requirements exceed the estimated cash flows, which raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

In accordance with Government Auditing Standards. we have also issued reports dated February 12, 1998 on our consideration of MB Bittersweet Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Freedberg , Derba & Tardiff, P.C.
Wellesley, MA
February 12, 1998

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

/s/ Freedberg , Derba & Tardiff, P.C.
Wellesley, MA
February 12, 1997

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

/s/ Freedberg, Derba & Tardiff, P.C.
Wellesley, MA
February 13, 1996

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has entered into a forbearance agreement with its bond holders as a result of cash flow problems which raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
February 2, 1998

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

 [Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1997, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Duluth Limited Partnership's internal controls and a report dated January 21, 1998, on its compliance laws and regulations.

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

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership has suffered recurring vacancies and cash deficiencies the raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 to the financial statements, the Partnership has suffered recurring vacancies and cash deficiencies the raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan regarding those matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 21, 1998

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

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1998

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


Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

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

[Letterhead]

FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
Savannah, GA
/s/R. Doug Floyd
February 28, 1998

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

Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

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

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1998

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

Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

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

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1998

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

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

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

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1998

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

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

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

/s/ David C. Moja
David C. Moja, C.P.A., P.C.
March 12, 1996
Savannah, Georgia

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 5, 1998
Bingham Family Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Bingham Family Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Family Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

 /s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 5, 1998
Birmingham Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Birmingham Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 5, 1998
New Sweden Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of New Sweden Housing Associates (a limited partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sweden Housing Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

[Letterhead]

                                    [LOGO]
                            Haran & Associates Ltd


                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
HAZEL-WINTHROP APARTMENTS                                    Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of HAZEL-WINTHROP APARTMENTS, Project No. 071-35522-PM, as of December 31, 1997 and 1996, and the related statements of profit and loss, changes in partners' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAZEL-WINTHROP APARTMENTS, as of December 31, 1997 and 1996, and its profit or loss, changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998, on our consideration of HAZEL-WINTHROP APARTMENTS internal control structure and reports dated January 30, 1998, on its compliance with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD programs.

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

February 5, 1998

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

February 5, 1997

BILLIE J. BURNETT, CPA
5 Benton Drive
Nashua, NH 03060
(603) 883-4230

To The Partners
Michael J. Dobens Limited Partnership I

I have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited
Partnership I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Billie J. Burnett
Nashua, NH
Billie J. Burnett
January 2, 1998

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

/s/ Billie J. Burnett
Nashua, NH
Billie J. Burnett
January 8, 1997

[Letterhead]

                          Marks Shron & Company, LLP

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

To the Partners of
Logan Plaza Associates

We have audited the accompanying balance sheets of Logan Plaza Associates, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development , Office of Inspector General in July 1993, we have also issued reports  dated  January  15,  1998 on our  consideration  of the  Partnership's internal control structure, on its compliance with specific requirements applicable to major HUD programs and on its compliance with specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company
New York, NY
January 15, 1998

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Marks Shron & Company
New York, NY
January 21, 1997

 [Letterhead]

Michael Sczekan & Co., P.C.

                         INDEPENDENT AUDITOR'S REPORT

To the Owners of                                          HUD Field Office
Delmar Housing Associates Limited Partnership   Denver, Colorado
Yuma, Arizona

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1997, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998, on our consideration of Delmar Housing Associates Limited Partnership's internal control structure and a report dated February 10, 1998, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 15 through 21 is presented for the purposes of additional analysis and are not a required part of the financial statements of Delmar Housing Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co.
Michael Sczekan & Co., P.C.
Certified Public Accountants
Englewood, Colorado
February 10, 1998

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

[Letterhead]

                      [Logo] Reznick Fedder & Silverman

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 33 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 6, 1998, on our consideration of Heritage Court Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Baltimore, Maryland                               Federal Employer
January 6, 1998                                        Identification Number:
                                                                   52-1088612
Audit Principal:        William T. Riley, Jr.

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

MUELLER, WALLA & ALBERTSON, P.C.

                         INDEPENDENTS AUDITORS' REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perryville Associates, I, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mueller,  Walla & Albertson, P.C.
Kirkwood, Missouri
Mueller,  Walla & Albertson, P.C.
Certified Public Accountants
February 9, 1998

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

The 1995 financial statements were compiled by us and our report thereon, dated February 9, 1996, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/Mueller,  Walla & Albertson, P.C.
Kirkwood, Missouri
Mueller,  Walla & Albertson, P.C.
Certified Public Accountants
January 21, 1997

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

/s/Mueller,  Walla & Albertson, P.C.
Kirkwood, Missouri
Mueller,  Walla & Albertson, P.C.
Certified Public Accountants
February 9, 1996
               BOULEVARD COMMONS LIMITED PARTNERSHIP

                     PROJECT NO. 071-35592

              REPORT ON FINANCIAL STATEMENTS

                YEAR ENDED DECEMBER 31, 1997



            BOULEVARD COMMONS LIMITED PARTNERSHIP
                    PROJECT NO. 071-35592

                    TABLE OF CONTENTS



                                                                          PAGE


AUDITOR'S REPORT                                                            2


FINANCIAL STATEMENTS

     Balance Sheet                                                         3-4

     Statement of Profit and Loss (HUD-92410)                              5-6

     Supporting Schedule to Form HUD-92410                                  7

     Statement of Changes in Partners' Equity                               8

     Statement of Cash Flows                                               9-10

     Notes to Financial Statements                                        11-13


SUPPORTING DATA                                                           14-17


AUDITOR'S COMMENTS ON COMPLIANCE
     Major HUD Program                                                    18-19
     Schedule of Findings and Questioned Costs                              20
     Corrective Action Plan                                                 21


AUDITOR'S COMMENTS ON INTERNAL CONTROL                                    22-23


AUDITOR'S COMMENTS ON AFFIRMATIVE FAIR HOUSING                              24


CERTIFICATE OF GENERAL PARTNERS                                             25


CERTIFICATE OF MANAGEMENT AGENT                                             26

                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP, as of December 31, 1997, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 23, 1998 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 14 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580

January 23, 1998

                        BOULEVARD COMMONS LIMITED PARTNERSHIP
                                    PROJECT NO. 071-35592
                                        BALANCE SHEET
                                     DECEMBER 31, 1997

                                                   A S S E T S

CURRENT ASSETS
   1120     Cash in bank                                                                         $     5,582
   1130    Tenant accounts receivable                                                                  9,930
   1135  Rent supplement receivable                                                                   56,959
                                                                                                 -----------

                     Total current assets                                                        $    72,471
                                                                                                 -----------


DEPOSITS HELD IN TRUST - FUNDED
   1191    Tenant security deposits - held in trust                                              $    24,457
                                                                                                 -----------


PREPAID EXPENSES
   1240    Property insurance                                                                    $    27,117
   1250    Mortgage insurance                                                                         26,434
                                                                                                 -----------

                     Total prepaid expenses                                                      $    53,551
                                                                                                 -----------


RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310    Mortgage escrow deposits                                                              $   118,996
   1320    Cash replacement reserve                                                                  129,581
                                                                                                 -----------

                     Total restricted deposits and funded reserves                               $   248,577
                                                                                                 -----------


FIXED ASSETS
   1410    Land                                                                                  $   318,000
   1420    Buildings  13,851,124
   1440    Building equipment - portable                                                             619,636
   1470    Maintenance equipment                                                                       2,381
                                                                                                 -----------
                     Total fixed assets                                                          $14,791,141
              Less accumulated depreciation                                                        4,758,502

                     Net book value                                                              $10,032,639


OTHER ASSETS
   1840    Deferred loan fees (net of amortization)                                              $   196,077
                                                                                                 -----------


                     TOTAL ASSETS                                                                $10,627,772


















The accompanying  notes are an integral part of this statement.

                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                   PROJECT NO. 071-35592
                                 BALANCE SHEET (CONTINUED)
                                     DECEMBER 31, 1997


                                           LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES
   2110     Accounts payable                                                                     $    12,353
   2116    Accrued property taxes                                                                    161,500
   2130    Accrued mortgage interest                                                                 138,373
   2320    Mortgage payable - current portion                                                         36,967
                                                                                                 -----------

                     Total current liabilities                                                   $   349,193
                                                                                                 -----------


DEPOSITS AND PREPAYMENT LIABILITIES
   2191    Tenant security deposits - held in trust (contra)                                     $    24,068
   2210    Prepaid rent                                                                                  441
                                                                                                 -----------

                     Total deposits and prepayment liabilities                                   $    24,509
                                                                                                 -----------



LONG-TERM LIABILITIES
   2320    Mortgage payable                                                                      $ 9,761,770
   2330    Junior mortgage payable - City of Chicago                                                 693,500
                                                                                                 -----------

                     Total                                                                       $10,455,270

              Less current portion                                                                    36,967

                     Total long-term liabilities                                                 $10,418,303



OTHER LIABILITIES
   2400    Accrued interest - junior mortgage - City of Chicago                                  $   216,719
                                                                                                 -----------


                     Total liabilities                                                           $11,008,724


PARTNERS' EQUITY
   3130    Partners' equity                                                                         (380,952)
                                                                                                 ------------


                     TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $10,627,772

















The accompanying  notes are an integral part of this statement.

  Statement of Profit                    U. S. Department of Housing
     and Loss                            and Urban Development
                                         Office Of Housing
                                         Federal Housing Commissioner
                                         OMB Approval No. 2502-0052(Exp 1/31/95)
Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information, Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addresses.
For Month/Period  Project No. 071-35592   Project Name BOULEVARD COMMONS LIMITED
      Beginning   1/01/97    Ending   12/31/97         PARTNERSHIP

    Part I                   Description of Account                                            Acct No.                  Amount*
    ----------------------------------------------------------------------------------------------------------------------------

         Rental Income - 5100
         --------------------
          Apartments or Member Carrying Charges(Coops)                           5120          $   488,304
          ------------------------------------------------------------------------------------------------
          Tenant Assistance Payments                                             5121          $ 1,546,344
          ------------------------------------------------------------------------------------------------
          Furniture and Equipment                                                5130          $
          --------------------------------------------------------------------------------------
          Stores and Commercial                                                  5140          $
          --------------------------------------------------------------------------------------
          Garage and Parking Spaces                                              5170          $
          --------------------------------------------------------------------------------------
          Flexible Subsidy Income                                                5180          $
          --------------------------------------------------------------------------------------
          Miscellaneous  RENTAL ASSISTANCE - PRIOR YEAR                          5190          $
          --------------------------------------------------------------------------------------
          Total Rent Revenue Potential at 100% Occupancy                                                                $  2,034,648
          --------------------------------------------------------------------------------------------------------------------------
         Vacancies - 5200
          Apartments                                                             5220           (  178,771        )
          ---------------------------------------------------------------------------------------------------------
          Furniture and Equipment                                                5230           (                 )
          ---------------------------------------------------------------------------------------------------------
          Stores and Commercial                                                  5240           (                 )
          ---------------------------------------------------------------------------------------------------------
          Garage and Parking Spaces                                              5270           (                 )
          ---------------------------------------------------------------------------------------------------------
          Miscellaneous (specify)                                                5290           (                 )
          ---------------------------------------------------------------------------------------------------------
          Total Vacancies                                                                                            (   178,771   )
          --------------------------------------------------------------------------------------------------------------------------
          Net Rental Revenue Rent Revenue Less Vacancies                                                                   1,855,877
          --------------------------------------------------------------------------------------------------------------------------
         Elderly and Congregate Services Income - 5300
          Total Service Income (Schedule Attached)                               5300                                    $      -0-
          -------------------------------------------------------------------------------------------------------------------------
         Financial Revenue - 5400
         ------------------------
          Interest Income - Project Operations                                   5410          $     2,632
          ------------------------------------------------------------------------------------------------
          Income from Investments-Residual Receipts                              5430          $
          --------------------------------------------------------------------------------------
          Income from Investments-Reserve for Replacement                        5440          $     3,353
          ------------------------------------------------------------------------------------------------
          Income from Investments-Miscellaneous                                  5490          $
          --------------------------------------------------------------------------------------
          Total Financial Revenue                                                                                       $      5,985
          --------------------------------------------------------------------------------------------------------------------------
         Other Revenue - 5900
          Laundry and Vending                                                    5910          $       520
          ------------------------------------------------------------------------------------------------
          NSF and Late Charges                                                   5920          $     3,671
          ------------------------------------------------------------------------------------------------
          Damages and Cleaning Fees                                              5930          $     5,436
          ------------------------------------------------------------------------------------------------
          Forfeited Tenant Security Deposits                                     5940          $     1,128
          ------------------------------------------------------------------------------------------------
          Other Revenue (specify)                                                5990          $
          --------------------------------------------------------------------------------------
          Total Other Revenue                                                                                           $     10,755
          --------------------------------------------------------------------------------------------------------------------------
          Total Revenue                                                                                                 $  1,872,617
          --------------------------------------------------------------------------------------------------------------------------
         Administrative Expenses - 6200-6300
          Advertising                                                            6210          $     2,589
          ------------------------------------------------------------------------------------------------
          Other Administrative Expenses                                          6250          $     5,974
          ------------------------------------------------------------------------------------------------
          Office Salaries                                                        6310          $    26,882
          ------------------------------------------------------------------------------------------------
          Office Supplies                                                        6311          $    11,880
          ------------------------------------------------------------------------------------------------
          Office or Model Apartment Rent                                         6312          $
          --------------------------------------------------------------------------------------
          Management                                                             6320          $   107,969
          ------------------------------------------------------------------------------------------------
          Manager or Superintendent Salaries                                     6330          $    30,231
          ------------------------------------------------------------------------------------------------
          Manager or Superintendent Rent Free Unit                               6331          $
          --------------------------------------------------------------------------------------
          Legal Expenses (Project)                                               6340          $    46,707
          ------------------------------------------------------------------------------------------------
          Auditing Expenses (Project)                                            6350          $     6,575
          ------------------------------------------------------------------------------------------------
          Bookkeeping Fees/Accounting Services                                   6351          $    12,720
          ------------------------------------------------------------------------------------------------
          Telephone and Answering Service                                        6360          $     9,082
          ------------------------------------------------------------------------------------------------
          Bad Debts                                                              6370          $   135,457
          ------------------------------------------------------------------------------------------------
          Miscellaneous Administrative Expenses (specify)                        6390          $
          --------------------------------------------------------------------------------------
          Total Administrative Expenses                                                                                 $    396,066
          --------------------------------------------------------------------------------------------------------------------------
         Utility Expense - 6400
          Fuel Oil/Coal                                                          6420          $
          --------------------------------------------------------------------------------------
          Electricity                                                            6450          $    15,475
           -----------------------------------------------------------------------------------------------
          Water                                                                  6451          $    58,709
          ------------------------------------------------------------------------------------------------
          Gas                                                                    6452          $    67,843
          ------------------------------------------------------------------------------------------------
          Sewer                                                                  6453          $
          --------------------------------------------------------------------------------------
          Total Utilities Expense                                                                                       $    142,027
          --------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this statement.
                                                               Page 1 of 2

 *All amounts must be rounded to the nearest dollar; $.50 and   HUD-92410 (7/91)
  over, round up - $.49 and below, round down.               ref Handbook 4370.2

         Operating and Maintenance Expenses - 6500
          Janitor and Cleaning Payroll                                           6510          $    16,933
          ------------------------------------------------------------------------------------------------
          Janitor and Cleaning Supplies                                          6515          $     6,261
          ------------------------------------------------------------------------------------------------
          Janitor and Cleaning Contract                                          6517          $
          --------------------------------------------------------------------------------------
          Exterminating Payroll/Contract                                         6519          $
          --------------------------------------------------------------------------------------
          Exterminating Supplies                                                 6520          $    11,715
          ------------------------------------------------------------------------------------------------
          Garbage and Trash Removal                                              6525          $    19,342
          ------------------------------------------------------------------------------------------------
          Security Payroll/Contract                                              6530          $    27,788
          ------------------------------------------------------------------------------------------------
          Grounds Payroll                                                        6535          $
          --------------------------------------------------------------------------------------
          Grounds Supplies                                                       6536          $
          --------------------------------------------------------------------------------------
          Grounds Contract                                                       6537          $       180
          ------------------------------------------------------------------------------------------------
          Repairs Payroll                                                        6540          $   114,098
          ------------------------------------------------------------------------------------------------
          Repairs Material                                                       6541          $    90,639
          ------------------------------------------------------------------------------------------------
          Repairs Contract                                                       6542          $    13,171
          ------------------------------------------------------------------------------------------------
          Elevator Maintenance/Contract                                          6545          $
          --------------------------------------------------------------------------------------
          Heating/Cooling Repairs and Maintenance                                6546          $     2,298
          ------------------------------------------------------------------------------------------------
          Swimming Pool Maintenance/Contract                                     6547          $
          --------------------------------------------------------------------------------------
          Snow Removal                                                           6548          $
          --------------------------------------------------------------------------------------
          Decorating Payroll/Contract                                            6560          $    12,946
          ------------------------------------------------------------------------------------------------
          Decorating Supplies                                                    6561          $
          --------------------------------------------------------------------------------------
          Other                                                                  6570          $
          --------------------------------------------------------------------------------------
          Miscellaneous Operating & Maintenance Expenses                         6590          $
          --------------------------------------------------------------------------------------
          Total Operating & Maintenance Expenses                                                                        $    315,371
          --------------------------------------------------------------------------------------------------------------------------
         Taxes and Insurance - 6700
          Real Estate Taxes                                                      6710          $   161,224
          ------------------------------------------------------------------------------------------------
          Payroll Taxes (FICA)                                                   6711          $    18,426
          ------------------------------------------------------------------------------------------------
          Miscellaneous Taxes, Licenses and Permits                              6719          $
          --------------------------------------------------------------------------------------
          Property and Liability Insurance(Hazard)                               6720          $    57,632
          ------------------------------------------------------------------------------------------------
          Fidelity Bond Insurance                                                6721          $       961
          ------------------------------------------------------------------------------------------------
          Workmen's Compensation                                                 6722          $     5,303
          ------------------------------------------------------------------------------------------------
          Health Insurance and Other Employee Benefits                           6723          $     3,872
          ------------------------------------------------------------------------------------------------
          Other Insurance (specify)                                              6729          $
          --------------------------------------------------------------------------------------
          Total Taxes and Insurance                                                                                     $    247,418
          --------------------------------------------------------------------------------------------------------------------------
         Financial Expenses - 6800
         Interest on Bonds Payable                                               6810          $
         ---------------------------------------------------------------------------------------
          Interest on Mortgage Payable                                           6820          $   867,411
          ------------------------------------------------------------------------------------------------
          Interest on Notes Payable (Long-Term)                                  6830          $    20,805
          ------------------------------------------------------------------------------------------------
          Interest on Notes Payable (Short-Term)                                 6840          $
          --------------------------------------------------------------------------------------
          Mortgage Insurance Premium/Service Charge                              6850          $    48,886
          ------------------------------------------------------------------------------------------------
          Miscellaneous Financial Expenses          AMORTIZATION                 6890          $     7,126
          ------------------------------------------------------------------------------------------------
          Total Financial Expenses                                                                                      $    944,228
          --------------------------------------------------------------------------------------------------------------------------
         Elderly and Congregate Service Expenses - 6900
          Total Service Expenses-Schedule Attached                               6900                                   $      -0-
          --------------------------------------------------------------------------------------------------------------------------
          Total Cost of Operations Before Depreciation                                                                  $  2,045,110
          --------------------------------------------------------------------------------------------------------------------------
          Profit (Loss) Before Depreciation                                                                           $ (  172,493)
          --------------------------------------------------------------------------------------------------------------------------
          Depreciation (Total) - 6600 (specify)                                  6600                                   $    515,391
          --------------------------------------------------------------------------------------------------------------------------
          Operating Profit or (Loss)                                                                                $ (  687,884   )
          --------------------------------------------------------------------------------------------------------------------------
         Corporate or Mortgagor Entity Expenses - 7100
          Officer Salaries                                                       7110          $
          --------------------------------------------------------------------------------------
          Legal Expenses (Entity)                                                7120          $
          --------------------------------------------------------------------------------------
          Taxes (Federal-State-Entity)                                           7130-32       $
          --------------------------------------------------------------------------------------
          Other Expenses (Entity)  See Page 7                           7190   $    83,331
          --------------------------------------------------------------------------------
          Total Corporate Expenses                                                                                      $     83,331
          --------------------------------------------------------------------------------------------------------------------------
          Net Profit or (Loss)                                                                                         $ (  771,215)
          --------------------------------------------------------------------------------------------------------------------------

Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/ or Civil penalties. (U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729,3802)

          Miscellaneous or other income and expenses Sub-account Groups. If miscellaneous or other income and/or expense sub-accounts (5190,5290,5490,5990,6390,6590,6729,6890 and 7190) exceed the Account
         Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

     Part II
     1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than those required under the mortgage. $ 31,349
     2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments may be temporarily suspended or waived. $ 39,219
     3. Replacement or Painting Reserve releases which are included as expense items on this Profit and Loss statement. $ NONE
     4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement. $ NONE

     The accompanying notes are an integral part of this statement.
                                            Page 2 of 2


                                                             ref Handbook 4370.2

                                           BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                           SUPPORTING SCHEDULE TO FORM HUD-92410
                                                     DECEMBER 31, 1997




CORPORATE OR MORTGAGOR ENTITY EXPENSES - 7100


  Other expenses - 7190

       Supervisory management fee                                 $  78,331
       Partnership reporting fee                                      5,000
                                                                  ---------
                                                                 $   83,331
                                                                 ==========
























The  accompanying  notes are an integral  part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                    (Loss)
                                         Equity                                                    for the                Equity
                     Profit             (Deficit)                                                Year Ended             (Deficit)
                    and Loss            January 1,                                               December 31,           December 31,
                   Percentage              1997         Distributions      Contributions            1997                   1997
                   ----------           ----------       -------------      -------------       ------------           --------


GENERAL
  PARTNERS            1.00              $ ( 40,225)        $     -             $     -          $ (  7,712)            $ ( 47,937)


INVESTOR
  LIMITED
    PARTNER          99.00                 446,588           16,200                 -             (763,503)              (333,115)


SPECIAL
  LIMITED
    PARTNER             -                     100             -                     -                 -                       100
                     ------             ----------        ----------          -----------         ----------             ----------



    TOTALS          100.00             $  406,463        $   16,200            $     -          $ (771,215)            $ (380,952)
                   -------             ----------        ----------           -----------        -----------            ----------



















The accompanying  notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                          PROJECT NO. 071-35592
                           STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997



CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from:
      Rental                                                                                    $ 1,788,020
      Interest                                                                                        5,984
      Other                                                                                          10,753
                                                                                                -----------
                     Total cash receipts                                                        $ 1,804,757
                                                                                                -----------

   Cash payments for:
      Administrative                                                                            $    94,673
      Management fees                                                                               121,641
      Utilities                                                                                     142,027
      Salaries and wages                                                                            188,144
      Operating and maintenance                                                                     194,823
      Real estate taxes                                                                             150,925
      Payroll taxes                                                                                  18,426
      Property insurance                                                                             54,485
      Miscellaneous taxes and insurance                                                              10,135
      Interest on mortgage note                                                                     801,447
      Mortgage insurance                                                                             48,801
      Tenant security and other deposits                                                           (  3,784)
      Supervisory management fee                                                                     78,331
      Partnership reporting fee                                                                       5,000
                                                                                                -----------

                     Total cash payments                                                        $ 1,905,074
                                                                                                -----------

                     Net cash used in operating activities                                      $  (100,317)
                                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of depreciable assets                                                               $  ( 14,350)
   Decrease (increase) in:
      Reserve for replacement of depreciable assets                                                  14,854
      Reserve for taxes and insurance                                                                20,452

                     Net cash provided by investing activities                                  $    20,956
                                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage principal payments                                                                  $  ( 28,630)
   Distributions                                                                                   ( 16,200)
                                                                                                -----------

                     Net cash used in financing activities                                      $  ( 44,830)
                                                                                                -----------

NET (DECREASE) IN CASH                                                                          $  (124,191)

CASH - BEGINNING OF YEAR                                                                            129,773
                                                                                                -----------

CASH - END OF YEAR                                                                              $     5,582
                                                                                                ===========











The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                           STATEMENT OF CASH FLOWS (CONTINUED)
                         FOR THE YEAR ENDED DECEMBER 31, 1997



RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (loss)                                                                                    $  (771,215)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                                                515,391
         Amortization                                                                                  7,126
         Decrease (increase) in:
            Tenant accounts receivable                                                              (  1,465)
            Rent supplement receivable                                                                72,773
            Account receivable - other                                                                   200
            Tenant security deposits - held in trust                                                   7,684
            Prepaid property insurance                                                                 3,147
            Prepaid mortgage insurance                                                                    85
         Increase (decrease) in:
            Accounts payable                                                                        ( 10,686)
            Accrued mortgage interest                                                                 65,965
            Accrued property taxes                                                                    10,299
            Tenant security deposits - held in trust (contra)                                       (  3,898)
            Accrued management fee                                                                  ( 13,671)
            Prepaid rent                                                                            (  2,857)
            Accrued interest - junior mortgage - City of Chicago                                      20,805
                                                                                                 -----------

                     Net cash used in operating activities                                       $  (100,317)
                                                                                                 ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                                   $   801,447
                                                                                                 ===========


DISCLOSURE OF ACCOUNTING POLICY
   For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.







The accompanying notes are an integral part of this statement.

                       BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership was organized as a limited partnership formed June 15, 1987 and amended July 13, 1988. Its purpose is to acquire an interest in six buildings located in Chicago, Illinois, and to renovate and operate thereon two hundred-thirteen units of low income housing under Section 221(d)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of each year.

The following significant accounting policies have been followed in the preparation of the financial statements:

   Depreciation will be provided by using the modified accelerated cost recovery method (MACRS) over the statutory useful lives of the assets.

   Deferred loan costs consist of fees for obtaining the HUD Insured Mortgage Loan and are being amortized on the straight-line method over the life of the original mortgage loan.

   No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

   Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

   The Partnership maintains cash balances at a bank where accounts are insured by the F.D.I.C. for up to $100,000. There were no balances in excess of insured limits at December 31, 1997.


MORTGAGE NOTES PAYABLE

The 8.875% mortgage note payable is insured by HUD and is payable in monthly installments OF $74,916 (including interest) through May, 2035. The apartment complex is pledged as collateral for the note.

Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for taxes, insurance, and replacement of project assets, and is subject to restrictions as to operating policies, rental charges and operating expenditures.

                        BOULEVARD COMMONS LIMITED PARTNERSHIP
                                 PROJECT NO. 071-35592
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1997


MORTGAGE NOTES PAYABLE (Cont'd)

At December 31, 1997, the following amounts were held in escrow:

  Property tax escrow                                             $ 63,621
  Property insurance escrow                                         34,850
  Mortgage insurance escrow                                         20,525
  Cash replacement reserve                                         129,581
                                                                  --------
          Total                                                   $248,577
                                                                  ========

The annual principal reduction for each of the next five years is as follows:

       1998                      $ 36,967
       1999                        37,414
       2000                        40,873
       2001                        44,651
       2002                        48,780

The liability of the Partnership under the mortgage note is limited to the under-lying value of the real estate collateral.

The junior mortgage payable to the City of Chicago bears interest at 3% per annum and matures at the later of July 1, 2030 or retirement of the FHA insured mortgage.

Interest and principal are due in a lump sum upon maturity.

MANAGEMENT AND RENTAL

The Partnership has entered into a management agreement with Prairie Management Corporation for the year ending December 31, 1997. The management fee is equal to 5.5% of gross monthly collections, plus an additional $3.60 per unit for location in a high crime area, a high concentration of large units and units that are considered scattered site.

A contract with the Department of Housing and Urban Development for Housing Assistance Payments is currently in effect. Under terms of the contracts, a rent subsidy is to be paid under Section 8 of the National Housing Act. Also under the terms of the contracts, the annual rent charged to the tenants is limited to 30% of annual income.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Partnership's sole asset is its rental building. The Partnership's operations are concentrated in the multifamily real estate market. In addition, the Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or an administrative change mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

                BOULEVARD COMMONS LIMITED PARTNERSHIP
                           PROJECT NO. 071-35592
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            DECEMBER 31, 1997

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

CASH FLOW (DEFICIT)

The following is a summary of cash flow at December 31, 1997 as defined by the Limited Partnership Agreement:

         Net (loss)                                                                     $ (771,215)
                                                                                         ----------

         Additions:
            Depreciation                                                                $  515,391
            Amortization                                                                     7,126
            Decrease in prepaid mortgage insurance                                              85
            Decrease in prepaid insurance                                                    3,147
            Increase in accrued property tax                                                10,299
            Decrease in tenant security deposits-held in trust                               7,684
            Decrease in escrow deposits                                                     35,306
            Increase in accrued interest payable                                            86,770
                                                                                        ----------

                          Total additions                                               $  665,808
                                                                                        ----------

         Subtractions:
            Decrease in tenant security deposits-held in trust                          $(   3,898)
            Decrease in accounts payable                                                 (  10,686)
            Decrease in accrued management fee                                           (  13,671)
            Mortgage principal payments                                                  (  28,630)
            Payments for depreciable assets                                              (  14,350)
            Decrease in prepaid rents                                                    (   2,857)
                                                                                        ----------

                          Total subtractions                                            $(  74,092)
                                                                                        ----------

           Project cash flow (deficit)                                                  $ (179,499)
                                                                                        ==========

                           BOULEVARD COMMONS LIMITED PARTNERSHIP
                                   PROJECT NO. 071-35592
                              SUPPORTING DATA REQUIRED BY HUD
                            FOR THE YEAR ENDED DECEMBER 31, 1997

DELINQUENT TENANT ACCOUNTS RECEIVABLE         Number of          Amount
                                               Tenants          Past Due
   Delinquent 30 days or less                    24          $    4,273
   Delinquent 31-60 days                         19                1,955
   Delinquent 61-90 days                         12                  844
   Delinquent over 90 days                       25                2,858
                                                 --          -----------

                     Total                       80          $     9,930
                                                ---          -----------


MORTGAGE ESCROW DEPOSITS
   Estimated amount required as of December 31, 1997 for future payment of:
      Property tax                                     $    50,308
      Property insurance                                    29,398
      Mortgage insurance                                    22,367
                                                       -----------
                     Total                             $   102,073

      Total confirmed by mortgagee                         118,996
                                                       -----------
   Amount on deposit in excess of estimated
     requirements                                      $    16,923
                                                       -----------

TENANT SECURITY DEPOSITS
   Tenant security deposits are held in a separate bank account in the name of the Project.


CASH REPLACEMENT RESERVE
   In accordance with the provisions of the regulatory agreement, restricted cash is to be held by Heitman Financial Services, Inc. to be used for replacement of property with the approval of HUD:
      Balance, January 1, 1997                                   $   144,435
      Deposits                                                        35,951
      Interest                                                         3,353
      Withdrawals                                                    (54,158)
                                                                    --------
      Balance, December 31, 1997, confirmed by mortgagee         $   129,581
                                                                  ===========



ACCOUNTS PAYABLE
   Due within 30 days                                            $    12,353
   Due within 31-60 day                                                    -
   Due in more than 60 days                                                -
                                                                    --------

                     Total                                       $    12,353
                                                                  ===========



The accompanying notes are an integral part of this statement.

                  BOULEVARD COMMONS LIMITED PARTNERSHIP
                             PROJECT NO. 071-35592
                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997



ACCRUED TAXES
                                          Period        Date        Amount
Description of Tax   Basis for Accrual    Covered       Due       Accrued
Property tax         Prior year tax         1997       1998    $   161,500

        Cook County Collector
            Parcel No. 16-08-415-016-0000
            Parcel No. 16-09-318-001-0000
            Parcel No. 16-09-314-032-0000
            Parcel No. 16-08-413-016-0000
            Parcel No. 16-09-320-001-0000
            Parcel No. 16-26-106-005-0000


COMPENSATION OF PARTNERS
   During the calendar year 1997, the partners of Boulevard Commons Limited Partnership did not receive any compensation from rental activities.


SCHEDULE OF UNAUTHORIZED DISTRIBUTIONS
   None


DISTRIBUTIONS PAID TO PARTNERS
   Distributions to partners                                 $        16,200
                                                              ===============

ACCOUNTS AND NOTES RECEIVABLE - OTHER
   None


ACCOUNTS AND NOTES PAYABLE - OTHER
   None


IDENTITY OF INTEREST COMPANIES
    Company Name                   Type of Service         Amount Received
    ------------                   ---------------         ---------------
 Prairie Management Corporation       Management           $   107,969
 Prairie Management Corporation       Bookkeeping          $    12,720

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

PROJECT NAME: BOULEVARD COMMONS  FISCAL PERIOD ENDED:  PROJECT NUMBER: 071-35592
         LIMITED PARTNERSHIP           12/ 31 / 97
                           PART A - COMPUTE SURPLUS CASH

         1. Cash (accounts 1110, 1120, 1191, 1192)                            $   30,039
         -------------------------------------------------------------------------------
  C      2. Tenant subsidy vouchers due for period
  A         by financial statement                                            $   56,959
         -------------------------------------------------------------------------------
  S      3.   Other (describe)
  H                                                                        $

          (a) Total Cash (Add Line 1,2 and 3)                                        $  86,998
  --------------------------------------------------------------------------------------------

  C      4. Accrued mortgage interest payable                                 $  138,373
         -------------------------------------------------------------------------------
  U
  R   5. Delinquent mortgage principal payments                            $
  R
  E      6. Delinquent deposits to reserve for replacements                   $
         ----------------------------------------------------------------------
  N
  T      7. Accounts payable (due within 30 days)                             $   12,353
         -------------------------------------------------------------------------------
         8. Loans and notes payable--
  O        (due within 30 days)                                               $
         ----------------------------------------------------------------------
  B
  L      9. Deficient Tax Insurance or MIP Escrow Deposits                    $
         ----------------------------------------------------------------------
  I
  G  10. Accrued expenses(not escrowed)                                    $
  A
  T  11. Prepaid Rents (Account 2210)                                      $      441
     --------------------------------------------------------------------------------
  I
  O  12. Tenant security deposits liability (Account 2191)                 $   24,068
     --------------------------------------------------------------------------------
  N
  S  13. Other (Describe)                                                  $

            (b) Less Total Current Obligations(Add Lines 4 through 13)               $  175,235
     ------------------------------------------------------------------------------------------
            (c) Surplus Cash (Deficiency)(Line (a) minus Line (b))                   $ ( 88,237)
     -------------------------------------------------------------------------------------------
     PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1. Surplus Cash                                                                    $  NONE
       2a. Annual Distribution Earned During Fiscal Period
            Covered by the Statement                                      $
       2b. Distribution Accrued and Unpaid as of the
           End of the Prior Period                                        $
       2c. Distributions paid During Fiscal Period Covered by Statement   $
       3.  Amount to be Carried on Balance Sheet as Distribution
           Earned but Unpaid (Line 2a plus 2b minus 2c)                   $
  -------------------------------------------------------------------------
  4. Amount Available for Distribution During Next Fiscal Period
                                                                                     $  NONE
  5. Deposit Due Residual Receipts
      (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)     $
  ------------------------------------------------------------------------------------

  PREPARED BY                                                 REVIEWED BY
  LOAN TECHNICIAN                                           LOAN OFFICER

  DATE                                                      DATE



  The accompanying notes are an integral part of this statement. HUD-93486 12-80

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1997


          CHANGES IN FIXED ASSETS

        A s s e t s                                                                Accumulated Depreciation                  Net
              Balance,                               Balance,      Balance,                               Balance,       Book Value
             January 1,                            December 31,  January 1,   Current                    December 31,  December 31,
                1997    Additions    Deductions     1997          1997       Provisions   Deductions        1997            1997
           ----------- ----------   -----------  -----------   ----------   ----------   ----------     -------------   ----------


Land         $   318,000   $     -    $   -       $   318,000   $      -      $     -      $   -        $      -        $   318,000


Buildings     13,836,774     + 14,350     -        13,851,124     3,638,609      510,059       -          4,148,668       9,702,456


Building
  equipment
  - portable     619,636         -        -           619,636       602,121        5,332       -            607,453          12,183


Maintenance
  equipment        2,381         -        -             2,381         2,381         -          -              2,381            -
              -----------   ----------  -------    -----------   -----------   ----------   -------     -----------     ------------



    TOTALS   $14,776,791   $   14,350   $ -       $14,791,141   $ 4,243,111   $  515,391   $   -        $ 4,758,502     $10,032,639
             ===========   ==========   =====    ===========     ==========   ==========   =======     ============     ===========





 + New Doors & Iron Fence


















The accompanying  notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592


                               SUPPLEMENTARY DATA
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                Chicago, Illinois
Chicago, Illinois

We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1997 and have issued our report thereon dated January 23, 1998.

We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the specific program requirements governing federal financial reporting, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, distributions to owners, tenant applications, eligibility, and recertification, and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1997. The management of BOULEVARD COMMONS LIMITED PARTNERSHIP is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

The results of our audit procedures disclosed immaterial instances of noncompliance with the requirements referred to above, which are described in the accompanying Schedule of Findings and Questioned Costs. We considered those instances of noncompliance in forming our opinion on compliance, which is expressed in the following paragraph.

In our opinion, BOULEVARD COMMONS LIMITED PARTNERSHIP complied, in all material respects with the requirements described above that are applicable to its major HUD assisted programs, for the year ended December 31, 1997.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Haran & Associates
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580

January 23, 1998

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                                DECEMBER 31, 1997




SCHEDULE OF FINDINGS AND QUESTIONED COSTS


FINDING 1

The project is behind on its December 1997 mortgage payment  by $92,072.




RECOMMENDATION

Payment of the balance of the December 1997 payment be made.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              20 North Wacker Drive
                                   Suite 1625
                             Chicago, Illinois 60606








                             CORRECTIVE ACTION PLAN



                              BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592



                              YEAR ENDED DECEMBER 31, 1997



                              SECTION I - Compliance With Specific Requirements
                                              Applicable to Major HUD Programs


A.       Comments on Findings and Recommendation

                  We concur with Finding No. 1.

B.       Action Planned

         We will make the December 1997 mortgage payment in 1998.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                                INTERNAL CONTROL

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP       Chicago, Illinois
Chicago, Illinois

We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1997 and have issued our report thereon dated January 23, 1998. We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with requirements applicable to the major HUD-assisted programs and have issued our report thereon dated January 23, 1998.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by he U.S. Department of Housing and Urban Development, Office of the Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether BOULEVARD COMMONS LIMITED PARTNERSHIP complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted programs.

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

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                          INTERNAL CONTROL (Continued)


Our consideration of the internal control structure policies and procedures used in administering major HUD-assisted programs would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a major HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

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


January 23, 1998

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                            AFFIRMATIVE FAIR HOUSING




To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP       Chicago, Illinois
Chicago, Illinois


We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1997 and have issued our report thereon dated January 23, 1998.

We have applied procedures to test BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1997.

Our procedures were limited to the applicable compliance requirement described in the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, Office of Inspector general in August 1997. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the Affirmative Fair Housing requirements. Accordingly, we do not express such an opinion.

The results of the test disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit partner:  James E. Haran  (847)853-2580


January 23, 1998

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                                            PROJECT NO. 071-35592




                                       CERTIFICATE OF GENERAL PARTNERS




                 We hereby certify that we have examined the accompanying

                 financial statements and supporting data for BOULEVARD

                 COMMONS LIMITED PARTNERSHIP and, to the best of our

                 knowledge and belief, the same is complete and accurate.



                             BOULEVARD COMMONS LIMITED PARTNERSHIP
                               FEDERAL EMPLOYER IDENTIFICATION NO. 36-3539155


                                By__________________________________________
                                          Robert C. King

                         Title            General Partner


                         Date             January 23, 1998




                         By__________________________________________


                         Title            General Partner


                         Date             January 23, 1998

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



                                 PRAIRIE MANAGEMENT CORPORATION
                               FEDERAL EMPLOYER IDENTIFICATION NO. 36-3520022
                                              MANAGEMENT AGENT


                         By__________________________________________
                                          Robert C. King

                         Title               President


                         Date             January 23, 1998

                                           BOULEVARD COMMONS LIMITED PARTNERSHIP

                                                   PROJECT NO. 071-35592

                                              REPORT ON FINANCIAL STATEMENTS

                                                YEAR ENDED DECEMBER 31, 1996

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592



                                                     TABLE OF CONTENTS


                                                                      PAGE


AUDITOR'S REPORT                                                       2


FINANCIAL STATEMENTS

     Balance Sheet                                                   3-4

     Statement of Profit and Loss (HUD-92410)                        5-6

     Statement of Changes in Partners' Equity                          7

     Statement of Cash Flows                                         8-9

     Notes to Financial Statements                                 10-14


SUPPORTING DATA                                                    15-19


AUDITOR'S COMMENTS ON COMPLIANCE
     Major HUD Program                                                20


AUDITOR'S COMMENTS ON INTERNAL CONTROL                             21-22


AUDITOR'S COMMENTS ON AFFIRMATIVE FAIR HOUSING                        23


CERTIFICATE OF GENERAL PARTNERS                                       24


CERTIFICATE OF MANAGEMENT AGENT                                       25

                       INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP, as of December 31, 1996, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1997 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 17, 1997 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 15 to 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner:  James E. Haran  (847)853-2580

January 17, 1997

                                           BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                                       BALANCE SHEET
                                                     DECEMBER 31, 1996

                                                        A S S E T S
CURRENT ASSETS
   1120     Cash in bank                                                                         $       129,773
   1130    Tenant accounts receivable                                                                      8,467
   1135  Rent supplement receivable                                                                      129,732
   1142     Other accounts receivable                                                                        200
                                                                                                 ---------------
                     Total current assets                                                        $       268,172
                                                                                                 ---------------


DEPOSITS HELD IN TRUST - FUNDED
   1191    Tenant security deposits - held in trust                                              $        32,141
                                                                                                 ---------------


PREPAID EXPENSES
   1240    Property insurance                                                                    $        30,263
   1250    Mortgage insurance                                                                             26,519
                                                                                                 ---------------

                     Total prepaid expenses                                                      $        56,782
                                                                                                 ---------------



RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310    Mortgage escrow deposits                                                              $       139,448
   1320    Cash replacement reserve                                                                      144,435
                                                                                                 ---------------

                     Total restricted deposits and funded reserves                               $       283,883
                                                                                                 ---------------


FIXED ASSETS
   1410    Land                                                                                  $       318,000
   1420    Buildings                                                                                  13,836,774
   1440    Building equipment - portable                                                                 619,636
   1470    Maintenance equipment                                                                           2,381
                                                                                                 ---------------
                     Total fixed assets                                                          $    14,776,791
              Less accumulated depreciation                                                            4,243,111

                     Net book value                                                              $    10,533,680


OTHER ASSETS
   1840    Deferred loan fees (net of amortization)                                              $       203,203
                                                                                                 ---------------


                     TOTAL ASSETS                                                                $    11,377,861






                 The accompanying notes are an integral part of this statement.

                                    BOULEVARD COMMONS LIMITED PARTNERSHIP
                                               PROJECT NO. 071-35592
                                             BALANCE SHEET (CONTINUED)
                                                 DECEMBER 31, 1996


                                             LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   2110     Accounts payable                                                                     $        23,041
   2116    Accrued property taxes                                                                        151,201
   2130    Accrued mortgage interest                                                                      72,408
   2140     Accrued management fee                                                                        13,672
   2320    Mortgage payable - current portion                                                             31,349
                                                                                                 ---------------

                     Total current liabilities                                                   $       291,671
                                                                                                 ---------------


DEPOSITS AND PREPAYMENT LIABILITIES
   2191    Tenant security deposits - held in trust (contra)                                     $        27,967
   2210    Prepaid rent                                                                                    3,296
                                                                                                 ---------------

                     Total deposits and prepayment liabilities                                   $        31,263
                                                                                                 ---------------



LONG-TERM LIABILITIES
   2320    Mortgage payable                                                                      $     9,790,399
   2330    Junior mortgage payable - City of Chicago                                                     693,500
                                                                                                 ---------------

                     Total                                                                       $    10,483,899

              Less current portion                                                                        31,349

                     Total long-term liabilities                                                 $    10,452,550



OTHER LIABILITIES
   2400    Accrued interest - junior mortgage - City of Chicago                                  $       195,914
                                                                                                 ---------------


                     Total liabilities                                                           $    10,971,398


PARTNERS' EQUITY
   3130    Partners' equity                                                                              406,463
                                                                                                 ---------------


                     TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $    11,377,861






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

      For Month/Period                            Project No. 071-35592             Project Name       BOULEVARD COMMONS LIMITED
      Beginning   1/01/96    Ending   12/31/96                                             PARTNERSHIP

       Part I                   Description of Account                                            Acct No.             Amount*
         Rental Income - 5100
          Apartments or Member Carrying Charges(Coops)                           5120          $   295,844
          Tenant Assistance Payments                                             5121          $ 1,738,804
          Furniture and Equipment                                                5130          $
          Stores and Commercial                                                  5140          $
          Garage and Parking Spaces                                              5170          $
          Flexible Subsidy Income                                                5180          $
          Miscellaneous  RENTAL ASSISTANCE - PRIOR YEAR                          5190          $
          Total Rent Revenue Potential at 100% Occupancy                                                            $  2,034,648
         Vacancies - 5200
          Apartments                                                             5220           (   87,564        )
          Furniture and Equipment                                                5230           (                 )
          Stores and Commercial                                                  5240           (                 )
          Garage and Parking Spaces                                              5270           (                 )
          Miscellaneous (specify)                                                5290           (                 )
          Total Vacancies                                                                                            (    87,564   )
          Net Rental Revenue Rent Revenue Less Vacancies                                                               1,947,084
         Elderly and Congregate Services Income - 5300
          Total Service Income (Schedule Attached)                               5300                               $      -0-
         Financial Revenue - 5400
          Interest Income - Project Operations                                   5410          $     5,334
          Income from Investments-Residual Receipts                              5430          $
          Income from Investments-Reserve for Replacement                        5440          $     2,709
          Income from Investments-Miscellaneous                                  5490          $
          Total Financial Revenue                                                                                   $      8,043
         Other Revenue - 5900
          Laundry and Vending                                                    5910          $        81
          NSF and Late Charges                                                   5920          $     5,302
          Damages and Cleaning Fees                                              5930          $     1,537
          Forfeited Tenant Security Deposits                                     5940          $       180
          Other Revenue (specify)                                                5990          $
          Total Other Revenue                                                                                       $      7,100
          Total Revenue                                                                                             $  1,962,227
         Administrative Expenses - 6200-6300
          Advertising                                                            6210          $
          Other Administrative Expenses                                          6250          $    15,743
          Office Salaries                                                        6310          $    19,804
          Office Supplies                                                        6311          $     4,721
          Office or Model Apartment Rent                                         6312          $
          Management                                                             6320          $   117,175
          Manager or Superintendent Salaries                                     6330          $    27,806
          Manager or Superintendent Rent Free Unit                               6331          $
          Legal Expenses (Project)                                               6340          $    21,331
          Auditing Expenses (Project)                                            6350          $     8,000
          Bookkeeping Fees/Accounting Services                                   6351          $    12,720
          Telephone and Answering Service                                        6360          $     6,565
          Bad Debts                                                              6370          $    12,567
          Miscellaneous Administrative Expenses (specify)                        6390          $
          Total Administrative Expenses                                                                             $    246,432
         Utility Expense - 6400
          Fuel Oil/Coal                                                          6420          $
          Electricity                                                            6450          $    16,519
          Water                                                                  6451          $    41,072
          Gas                                                                    6452          $    52,278
          Sewer                                                                  6453          $
          Total Utilities Expense                                                                                   $    109,869

    The accompanying notes are an integral part of this statement.

    *All amounts must be rounded to the nearest dollar; $.50 and over, round up - $.49 and below, round down.
                                                     Form HUD-92410 (7/91)
                                                      ref Handbook 4270.2

         Operating and Maintenance Expenses - 6500
          Janitor and Cleaning Payroll                                           6510          $    91,482
          Janitor and Cleaning Supplies                                          6515          $     7,069
          Janitor and Cleaning Contract                                          6517          $
          Exterminating Payroll/Contract                                         6519          $     6,844
          Exterminating Supplies                                                 6520          $
          Garbage and Trash Removal                                              6525          $    20,191
          Security Payroll/Contract                                              6530          $     9,980
          Grounds Payroll                                                        6535          $
          Grounds Supplies                                                       6536          $
          Grounds Contract                                                       6537          $
          Repairs Payroll                                                        6540          $    66,842
          Repairs Material                                                       6541          $    28,389
          Repairs Contract                                                       6542          $    17,506
          Elevator Maintenance/Contract                                          6545          $
          Heating/Cooling Repairs and Maintenance                                6546          $       152
          Swimming Pool Maintenance/Contract                                     6547          $
          Snow Removal                                                           6548          $
          Decorating Payroll/Contract                                            6560          $    15,099
          Decorating Supplies                                                    6561          $
          Other                                                                  6570          $
          Miscellaneous Operating & Maintenance Expenses                         6590          $
          Total Operating & Maintenance Expenses                                                                    $    263,554
          axes and Insurance - 6700
          Real Estate Taxes                                                      6710          $   139,220
          Payroll Taxes (FICA)                                                   6711          $    21,587
          Miscellaneous Taxes, Licenses and Permits                              6719          $
          Property and Liability Insurance(Hazard)                               6720          $    60,396
          Fidelity Bond Insurance                                                6721          $       880
          Workmen's Compensation                                                 6722          $     3,686
          Health Insurance and Other Employee Benefits                           6723          $     2,800
          Other Insurance (specify)                                              6729          $
          Total Taxes and Insurance                                                                                 $    228,569
          inancial Expenses - 6800
         Interest on Bonds Payable                                               6810          $
          Interest on Mortgage Payable                                           6820          $   870,084
          Interest on Notes Payable (Long-Term)                                  6830          $    20,805
          Interest on Notes Payable (Short-Term)                                 6840          $
          Mortgage Insurance Premium/Service Charge                              6850          $    49,074
          Miscellaneous Financial Expenses          AMORTIZATION                 6890          $     7,126
          Total Financial Expenses                                                                                  $    947,089
         Elderly and Congregate Service Expenses - 6900
          Total Service Expenses-Schedule Attached                               6900                               $      -0-
          Total Cost of Operations Before Depreciation                                                              $  1,795,513
          Profit (Loss) Before Depreciation                                                                         $    166,714
          Depreciation (Total) - 6600 (specify)                                  6600                               $    535,187
          Operating Profit or (Loss)                                                                                $ (  368,473   )
         Corporate or Mortgagor Entity Expenses - 7100
          Officer Salaries                                                       7110          $
          Legal Expenses (Entity)                                                7120          $
          Taxes (Federal-State-Entity)                                           7130-32       $
          Other Expenses (Entity)  See Page 7                                    7190          $
          Total Corporate Expenses                                                                                  $
          Net Profit or (Loss)                                                                                      $ (  368,473   )

                   Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or Civil penalties. (U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729,3802)

         Miscellaneous or other income and expenses Sub-account Groups. If miscellaneous or other income and/or expense sub-accounts (5190,5290,5490,5990,6390,6590,6729,6890 and 7190) exceed the Account
         Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

     Part II
     1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than those required under the mortgage. $ 28,696
     2. Replacement Reserve deposits required by the Regulatory Agreement or Amendments thereto, even if payments may be temporarily suspended or waived. $ 50,075
     3. Replacement or Painting Reserve releases which are included as expense items on this Profit and Loss statement. $ NONE
     4. Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as expense items on this Profit and Loss Statement. $ NONE

     The accompanying notes are an integral part of this statement.

                                                            ref Handbook 4370.2

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                             (Loss)
                              Equity                                         for the        Equity
                   Profit    (Deficit)                                     Year Ended      (Deficit)
                  and Loss   January 1,                                    December 31,    December 31,
                 Percentage      1996     Distributions   Contributions        1996          1996
                 ----------  ----------   -------------   -------------    ------------    ------------

GENERAL
  PARTNERS         1.00      $ ( 36,540)  $     -         $     -          $ (  3,685)     $ ( 40,225)


INVESTOR
  LIMITED
    PARTNER       99.00         811,376         -               -            (364,788)        446,588


SPECIAL
  LIMITED
    PARTNE         -                100         -               -                -                100
                 ------      ----------   ----------      -----------      ----------      ----------



    TOTALS       100.00      $  774,936   $     -         $     -          $ (368,473)     $  406,463
                -------      ----------   ----------      -----------      -----------     ----------






          The accompanying notes are an integral part of this statement.

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                                  STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from:
      Rental                                                                                    $ 1,950,410
      Interest                                                                                        8,043
      Other                                                                                           7,100

                     Total cash receipts                                                        $ 1,965,553
                                                                                                -----------

   Cash payments for:
      Administrative                                                                            $    69,080
      Management fees                                                                               118,693
      Utilities                                                                                     109,869
      Salaries and wages                                                                            205,935
      Operating and maintenance                                                                      98,232
      Real estate taxes                                                                             147,301
      Payroll taxes                                                                                  21,587
      Property insurance                                                                             60,679
      Miscellaneous taxes and insurance                                                               7,366
      Interest on mortgage note                                                                     870,296
      Mortgage insurance                                                                             48,958
      Tenant security and other deposits                                                                234
                                                                                                -----------
                     Total cash payments                                                        $ 1,758,230
                                                                                                -----------

                     Net cash provided by operating activities                                  $   207,323
                                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of depreciable assets                                                               $  ( 34,747)
   Decrease (increase) in:
      Reserve for replacement of depreciable assets                                                ( 52,784)
      Reserve for taxes and insurance                                                              ( 24,936)
                                                                                                -----------

                     Net cash used in investing activities                                      $  (112,467)
                                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage principal payments                                                                  $  ( 28,696)
   Distributions                                                                                   ( 65,750)
                                                                                                -----------

                     Net cash used in financing activities                                      $  ( 94,446)
                                                                                                -----------

NET (INCREASE) IN CASH                                                                          $       410

CASH - BEGINNING OF YEAR                                                                            129,363
                                                                                                -----------

CASH - END OF YEAR                                                                              $   129,773
                                                                                                ===========




              The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                             PROJECT NO. 071-35592
                        STATEMENT OF CASH FLOWS (CONTINUED)
                        FOR THE YEAR ENDED DECEMBER 31, 1996


RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net (loss)                                                                                    $  (368,473)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                                                535,187
         Amortization                                                                                  7,126
         Decrease (increase) in:
            Tenant accounts receivable                                                                10,912
            Rent supplement receivable                                                                 3,419
            Tenant security deposits - held in trust                                                    (861)
            Prepaid property insurance                                                                  (283)
            Prepaid mortgage insurance                                                                   117
         Increase (decrease) in:
            Accounts payable                                                                           6,996
            Accrued mortgage interest                                                                   (212)
            Accrued property taxes                                                                    (8,081)
            Tenant security deposits - held in trust (contra)                                            627
            Accrued management fee                                                                    (1,518)
            Prepaid rent                                                                               1,562
            Accrued interest - junior mortgage - City of Chicago                                      20,805
                                                                                                 -----------

                     Net cash provided by operating activities                                   $   207,323
                                                                                                 ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                                   $   807,296
                                                                                                 ===========

NONCASH INVESTING AND FINANCING TRANSACTIONS
   A bank maintains an escrow account on behalf of the Project for the payment of development fees and amounts due to a general partner. The transactions in the accounts for the year were as follows:

            Developer escrow deposit                                                             $  (587,518)
            Developer fee payable                                                                    480,000
            Accounts Payable - general partner                                                       107,518
                                                                                                 -----------
                     Total                                                                       $         0
                                                                                                 ===========

DISCLOSURE OF ACCOUNTING POLICY
   For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



         The accompanying notes are an integral part of this statement.

                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                 PROJECT NO. 071-35592
                                             NOTES TO FINANCIAL STATEMENTS
                                                   DECEMBER 31, 1996


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

The following significant accounting policies have been followed in the preparation of the financial statements:

   Depreciation will be provided by using the modified accelerated cost recovery method (MACRS) over the statutory useful lives of the assets.

   Deferred loan costs consist of fees for obtaining the HUD Insured Mortgage Loan and are being amortized on the straight-line method over the life of the original mortgage loan.

   No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

   Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

   The Partnership maintains cash balances at a bank where accounts are insured by the F.D.I.C. for up to $100,000. Balances in excess of insured limits totaled approximately $61,680 at December 31, 1996.

DEVELOPMENT AGREEMENT/ESCROW DEPOSITS

The Partnership has entered into a Development Agreement with Prairie Parc Corp. (Developer) an affiliate of the General Partners.

For  its  services  in  connection  with  development  of the  Project  and  the supervision of the construction and rehabilitation of the improvements, the developer shall be entitled to receive the aggregate amount of $2,448,865 payable as follows:


                                                                                          To Be Deposited
   Completion date                                                           Total           in Escrow
                                                                     -----------------    ------------------
      5417  West Washington Boulevard                                $         534,546    $          377,932
      5500  West Washington Boulevard                                          342,893               240,684
      5521  West Washington Boulevard                                          685,786               481,368
      5716  West Washington Boulevard                                          220,360               154,654
      5912  West Washington Boulevard                                          220,360               154,654
      3635  West Cermak Road                                                   440,920               309,508
                                                                     -----------------    ------------------
             Total                                                   $       2,448,865    $        1,718,800
                                                                     =================    ==================
      Payments received or deposited through
         1994                                                        $       2,448,865    $        1,718,800
                                                                     =================    ==================


                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                 PROJECT NO. 071-35592
                                             NOTES TO FINANCIAL STATEMENTS
                                                   DECEMBER 31, 1996


DEVELOPMENT AGREEMENT/ESCROW DEPOSITS (cont'd)

Of the $2,448,865 received by the developer, $1,718,800 was deposited by the developer into escrow.

The scheduled source and (use) of funds to be deposited into escrow with American National Bank is as follows:

   Deposit required be developer                                 $    1,718,800

   Payment to developer at the later of final closing or
      determination of the annual low income housing credit            (659,400)

   Payment to developer at the later of break-even date or 95%
       occupancy date                                                  (259,400)

   Operating reserve                                                   (800,000)

Final closing and the determination of the low income housing credit have both been achieved, thus $659,400 was disbursed to the developer during 1990.

The break-even date and 95% occupancy were achieved, thus $259,400 was disbursed to the developer during 1991.

The operating reserve, if not required to fund a net deficit, will be maintained on the following schedule:

                                                      Required
         Year end                                      Reserve
   -----------------                                   -------
   December 31, 1990                                   $800,000
   December 31, 1991                                    640,000
   December 31, 1992                                    480,000
   December 31, 1993                                    320,000
   December 31, 1994                                    160,000
   December 31, 1995                                       -

During 1994 $160,000 was disbursed to the developer from the operating reserve. Consequently, $4,808,000 of additional reserve releases are available to the developer as of December 31, 1995. During 1996 $480,000 was disbursed to the developer form the operating reserve.

All interest after escrow fees are to be given to the developer.

MORTGAGE NOTES PAYABLE

The 8.875% mortgage note payable is insured by HUD and is payable in monthly installments OF $74,916 (including interest) through May, 2035. The apartment complex is pledged as collateral for the note.

Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for taxes, insurance, and replacement of project assets, and is subject to restrictions as to operating policies, rental charges and operating expenditures.

At December 31, 1996, the following amounts were held in escrow:

                     Property tax escrow                        $ 82,949
                     Property insurance escrow                    31,779
                     Mortgage insurance escrow                    24,720
                     Cash replacement reserve                    144,435
                                                                --------

                             Total                              $283,883
                                                                ========



                                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                  PROJECT NO. 071-35592
                                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                                    DECEMBER 31, 1996


MORTGAGE NOTES PAYABLE (Cont'd)

The annual principal reduction for each of the next five years is as follows:

                     1997                          $ 31,349
                     1998                            34,248
                     1999                            37,414
                     2000                            40,873
                     2001                            44,651

The liability of the Partnership under the mortgage note is limited to the under-lying value of the real estate collateral.

The junior mortgage payable to the City of Chicago bears interest at 3% per annum and matures at the later of July 1, 2030 or retirement of the FHA insured mortgage. Interest and principal are due in a lump sum upon maturity.

MANAGEMENT AND RENTAL

The Partnership has entered into a management agreement with Prairie Management Corporation for the year ending December 31, 1996. The management fee is equal to 5.5% of gross monthly collections, plus an additional $3.60 per unit for location in a high crime area, a high concentration of large units and units that are considered scattered site.

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

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                            PROJECT NO. 071-35592
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997


CASH FLOW (DEFICIT)

The following is a summary of cash flow at December 31, 1996 as defined by the Limited Partnership Agreement:

         Net (loss)                                                                     $ (368,473)
                                                                                        ----------

         Additions:
            Depreciation                                                                $  535,187
            Amortization                                                                     7,126
            Interest in prepaid mortgage insurance                                             117
            Increase in accounts payable                                                     6,996
            Increase in accrued property tax                                                10,299
            Increase in tenant security
                     deposits-held in trust (contra)                                           627
            Increase in prepaid rents                                                        1,562
            Increase in accrued interest payable                                            20,593
                                                                                        ----------

                          Total additions                                               $  572,208
                                                                                        ----------

         Subtractions:
            Decrease in prepaid insurance                                                (     283)
            Decrease in tenant security
                     deposits - held in trust                                            (     861)
            Decrease in accrued management fee                                           (   8,081)
            Mortgage principal payments                                                  (  28,696)
            Payments or depreciable assets                                               (  34,747)
            Payments to reserve accounts (net)                                           (  77,720)
                                                                                        ----------

                          Total subtractions                                            $( 151,906)
                                                                                        ----------

   Project cash flow                                                                    $   51,829
                                                                                        ==========


                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                  PROJECT NO. 071-35592
                                             SUPPORTING DATA REQUIRED BY HUD
                                          FOR THE YEAR ENDED DECEMBER 31, 1996


DELINQUENT TENANT ACCOUNTS RECEIVABLE                                            Number of           Amount
                                                                                  Tenants           Past Due
   Delinquent 30 days or less                                                        25          $     2,859
   Delinquent 31-60 days                                                             25                2,682
   Delinquent 61-90 days                                                             10                  662
   Delinquent over 90 days                                                           24                2,264
                                                                                     --          -----------

                     Total                                                           84          $     8,467
                                                                                    ---          -----------


MORTGAGE ESCROW DEPOSITS
   Estimated amount required as of December 31, 1996 for future payment of:
      Property tax   $                                                                                49,100
      Property insurance                                                                              34,806
      Mortgage insurance                                                                              22,438
                                                                                                 -----------
                     Total                                                                       $   106,344

      Total confirmed by mortgagee                                                                   139,448
                                                                                                 -----------
   Amount on deposit in excess of estimated requirements                                         $    33,104
                                                                                                 -----------

TENANT SECURITY DEPOSITS
   Tenant security deposits are held in a separate bank account in the name of the Project.


CASH REPLACEMENT RESERVE
   In accordance  with the provisions of the regulatory agreement,  restricted cash is to be held by Heitman  Financial  Services,  Inc.  to be used  for replacement of property with the approval of HUD:
      Balance, January 1, 1996                                                                   $    91,651
      Deposits                                                                                        50,075
      Interest                                                                                         2,709
      Withdrawals                                                                                       -
                                                                                                 -----------
      Balance, December 31, 1996, confirmed by mortgagee                                         $   144,435
                                                                                                 ===========


ACCOUNTS PAYABLE
   Due within 30 days                                                                            $    23,041
   Due within 31-60 days                                                                                -
   Due in more than 60 days                                                                             -
                                                                                                 -----------

                     Total                                                                       $    23,041
                                                                                                 ===========







                 The accompanying notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                               PROJECT NO. 071-35592
                    SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                       FOR THE YEAR ENDED DECEMBER 31, 1996


ACCRUED TAXES
                                                                         Period         Date      Amount
   Description of Tax                       Basis for Accrual            Covered         Due     Accrued
      Property tax                            Prior year tax              1996          1997   $   151,201
         Cook County Collector
            Parcel No. 16-08-415-016-0000
            Parcel No. 16-09-318-001-0000
            Parcel No. 16-09-314-032-0000
            Parcel No. 16-08-413-016-0000
            Parcel No. 16-09-320-001-0000
            Parcel No. 16-26-106-005-0000


COMPENSATION OF PARTNERS
   During the calendar year 1996, the partners of Boulevard Commons Limited Partnership did not receive any compensation from rental activities.


SCHEDULE OF UNAUTHORIZED DISTRIBUTIONS
   None


DISTRIBUTIONS PAID TO PARTNERS
   Distributions to partners                                 $        None

ACCOUNTS AND NOTES RECEIVABLE - OTHER
   None


ACCOUNTS AND NOTES PAYABLE - OTHER
   None


IDENTITY OF INTEREST COMPANIES
 Company Name                     Type of Service            Amount Received
 ------------                     ---------------            ---------------
 Prairie Management Corporation   Management                 $   117,175

 Prairie Management Corporation   Bookkeeping                $    12,720

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

  PROJECT NAME: BOULEVARD COMMONS        FISCAL PERIOD ENDED:      PROJECT NUMBER:  071-35592
        LIMITED PARTNERSHIP                  12/ 31 / 96
                                PART A - COMPUTE SURPLUS CASH
         1. Cash (accounts 1110, 1120, 1191, 1192)                                        $  161,914
  C      2. Tenant subsidy vouchers due for period
  A         by financial statement                                                        $  129,732
  S      3.   Other (describe)
  H                                                                                       $

          (a) Total Cash (Add Line 1,2 and 3)                                                            $  291,646

  C      4. Accrued mortgage interest payable                                             $   72,408
  U
  R      5. Delinquent mortgage principal payments                                        $
  R
  E      6. Delinquent deposits to reserve for replacements                               $
  N
  T      7. Accounts payable (due within 30 days)                                         $   23,041
         8. Loans and notes payable--
  O        (due within 30 days)                                                           $
  B
  L      9. Deficient Tax Insurance or MIP Escrow Deposits                                $
  I
  G     10. Accrued expenses(not escrowed)                                                $   13,672
  A
  T     11. Prepaid Rents (Account 2210)                                                  $    3,296
  I
  O     12. Tenant security deposits liability (Account 2191)                             $   27,967
  N
  S     13. Other (Describe)                                                              $

            (b) Less Total Current Obligations(Add Lines 4 through 13)                                   $  140,384
            (c) Surplus Cash (Deficiency)(Line (a) minus Line (b))                                       $  151,262
     PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1. Surplus Cash                                                                                        $  151,262
       2a. Annual Distribution Earned During Fiscal Period
           Covered by the Statement                                                       $
       2b. Distribution Accrued and Unpaid as of the
           End of the Prior Period                                                        $
       2c. Distributions paid During Fiscal Period Covered by Statement                   $
       3.  Amount to be Carried on Balance Sheet as Distribution
           Earned but Unpaid (Line 2a plus 2b minus 2c)                                   $
  4. Amount Available for Distribution During Next Fiscal Period
                                                                                                         $  151,262
  5. Deposit Due Residual Receipts
      (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)          $
            PREPARED BY                                            REVIEWED BY
  LOAN TECHNICIAN                                           LOAN OFFICER

  DATE                                                      DATE



  The accompanying notes are an integral part of this statement  HUD-93486 12-80

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                   SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1996



CHANGES IN FIXED ASSETS

                                           A s s e t s
                                                                                          Accumulated Depreciation
 Net
             Balance,                             Balance,      Balance,                            Balance,       Book Value
            January 1,                           December 31,  January 1,   Current                December 31,    December 31,
               1996      Additions   Deductions     1996          1996     Provisions  Deductions     1996            1997
            -----------  ----------  ----------- ------------  ----------  ----------  ----------  ------------    ------------
Land        $   318,000  $     -     $     -     $   318,000   $      -    $     -     $     -     $      -        $    318,000


Buildings    13,805,309   + 31,465         -      13,836,774    3,135,340    503,269         -       3,638,609       10,198,165


Building
equipment-
portable        616,354   @  3,282         -         619,636      570,203     31,918                   602,121           17,515


Maintenance
equipment         2,381         -          -           2,381        2,381         -          -           2,381              -
            -----------  ----------  ----------  -----------   ----------  ----------  ----------  ------------    ------------



TOTALS      $14,742,044  $  34,747   $     -     $14,776,791   $3,707,924  $ 535,187   $     -     $ 4,243,111     $ 10,533,680
            ===========  ==========  =======     ===========   =========== ==========  =======     -----------     ============







           + New Doors & Iron Fence
           @ Computer and Printer




              The accompanying  notes are an integral part of this statement.

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                         SUPPORTING DATA REQUIRED BY HUD
                      FOR THE YEAR ENDED DECEMBER 31, 1996



SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS
AS OF DECEMBER 31, 1996:
A.       Funds Held by Mortgagor, Regular Operating Account:

          1.    American National Bank (Checking) *                                    $              28,995
          2.    American National Bank (Savings, 2.58%) *                                                544
          3.    American National Bank (Safekeeping)                                                 100,000
                                                                                       ---------------------

                      Operating Account                                                $             129,539

B.       Funds held by Mortgagor in Trust, Tenant Security Deposit:

          1.    American National Bank (Savings, 2.58%)                                               32,141
                                                                                       ---------------------

                      Total Funds Held by Mortgagor                                    $             161,680
                                                                                       ---------------------

C.       Fund Held by Mortgagee:

          1.    Mortgage escrow +                                                      $             139,448
          2.    Replacement Reserve +                                                                144,435
                                                                                       ---------------------

                      Total Funds Held by Mortgagee                                    $             283,883
                                                                                        --------------------

TOTAL FUNDS IN FINANCIAL INSTITUTIONS                                                  $             445,563
                                                                                       =====================

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

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                      COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS


To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                Chicago, Illinois
Chicago, Illinois

We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1996 and have issued our report thereon dated January 17, 1997.

We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the specific program requirements governing federal financial reporting, mortgage status, replacement reserve, security deposits, cash receipts and disbursements, distributions to owners, tenant applications, eligibility, and recertification, and management functions that are applicable to its major HUD-assisted programs for the year ended December 31, 1996. The management of BOULEVARD COMMONS LIMITED PARTNERSHIP is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

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

In our opinion, BOULEVARD COMMONS LIMITED PARTNERSHIP complied, in all material respects with the requirements described above that are applicable to its major HUD assisted programs, for the year ended December 31, 1996.

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

January 17, 1997

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                                INTERNAL CONTROL

To the Partners                             HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP       Chicago, Illinois
Chicago, Illinois

We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1996 and have issued our report thereon dated January 17, 1997. We have also audited BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with requirements applicable to the major HUD-assisted programs and have issued our report thereon dated January 17, 1997.

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

Our consideration of the internal control structure policies and procedures used in administering major HUD-assisted programs would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a major HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

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


January 17, 1997

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592

                               SUPPLEMENTARY DATA
                            AFFIRMATIVE FAIR HOUSING




To the Partners                             HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP       Chicago, Illinois
Chicago, Illinois


We have audited the financial statements of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of and for the year ended December 31, 1996 and have issued our report thereon dated January 17, 1997.

We have applied procedures to test BOULEVARD COMMONS LIMITED PARTNERSHIP's compliance with the Affirmative Fair Housing requirements applicable to its HUD-assisted programs, for the year ended December 31, 1996.

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



/s/Haran & Associates LTD
HARAN & ASSOCIATES LTD
Certified Public Accountants
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit partner:  James E. Haran  (847)853-2580


January 17, 1997

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                                            PROJECT NO. 071-35592
                     EMPLOYER IDENTIFICATION NO. 36-3539155



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



                             BOULEVARD COMMONS LIMITED PARTNERSHIP



                         By__________________________________________
                                          Robert C. King

                                          General Partner
                         Title_______________________________________
                                          January 17, 1997
                         Date________________________________________




                         By__________________________________________


                                          General Partner
                         Title_______________________________________


                                          January 17, 1997
                         Date________________________________________

                                    BOULEVARD COMMONS LIMITED PARTNERSHIP
                                            PROJECT NO. 071-35592
                     EMPLOYER IDENTIFICATION NO. 36-3539155



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



                                 PRAIRIE MANAGEMENT CORPORATION
                                              MANAGEMENT AGENT


                         By_________________________________________
                                          Robert C. King

                                             President
                         Title______________________________________


                                          January 17, 1997
                         Date_______________________________________

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP

                                                   PROJECT NO. 071-35592

                                              REPORT ON FINANCIAL STATEMENTS

                                                YEAR ENDED DECEMBER 31, 1995

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592



                                                     TABLE OF CONTENTS


                                                                       PAGE


AUDITOR'S REPORT                                                          2


FINANCIAL STATEMENTS

     Balance Sheet                                                      3-4

     Statement of Profit and Loss (HUD-92410)                           5-6

     Statement of Changes in Partners' Equity                             7

     Statement of Cash Flow                                            8-10

     Notes to Financial Statements                                    11-15


SUPPORTING DATA                                                       16-20


AUDITOR'S COMMENTS ON COMPLIANCE
     Major HUD Program                                                   21


AUDITOR'S COMMENTS ON INTERNAL CONTROL                                22-23


AUDITOR'S COMMENTS ON AFFIRMATIVE FAIR HOUSING                           24


CERTIFICATE OF GENERAL PARTNERS                                          25


CERTIFICATE OF MANAGEMENT AGENT                                          26

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

January 19, 1996

                                           BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                                       BALANCE SHEET
                                                     DECEMBER 31, 1995

                                                        A S S E T S
CURRENT ASSETS
   1120     Cash in bank                                                                         $       129,363
   1130    Tenant accounts receivable                                                                     17,646
   1135  Rent supplement receivable                                                                      133,151
   1142     Other accounts receivable                                                                        200
                                                                                                 ---------------
                     Total current assets                                                        $       280,360
                                                                                                 ---------------


DEPOSITS HELD IN TRUST - FUNDED
   1191    Tenant security deposits - held in trust                                              $        31,280
                                                                                                 ---------------


PREPAID EXPENSES
   1240    Property insurance                                                                    $        29,981
   1250    Mortgage insurance                                                                             26,635
                                                                                                 ---------------

                     Total prepaid expenses                                                      $        56,616
                                                                                                 ---------------



RESTRICTED DEPOSITS AND FUNDED RESERVES
   1310    Mortgage escrow deposits                                                              $       114,512
   1320    Cash replacement reserve                                                                       91,651
                                                                                                 ---------------

                     Total restricted deposits and funded reserves                               $       206,163
                                                                                                 ---------------


FIXED ASSETS
   1410    Land                                                                                  $       318,000
   1420    Buildings                                                                                  13,805,309
   1440    Building equipment - portable                                                                 616,354
   1470    Maintenance equipment                                                                           2,381
                                                                                                 ---------------
                     Total fixed assets                                                          $    14,742,044
              Less accumulated depreciation                                                            3,707,924

                     Net book value                                                              $    11,034,120


OTHER ASSETS
   1840    Deferred loan fees (net of amortization)                                              $       210,329
   1860    Developer agreement escrow deposit                                                            587,518
                                                                                                 ---------------

                     TOTAL OTHER ASSETS                                                          $       797,847
                                                                                                 ===============

                     TOTAL ASSETS                                                                $    12,406,386
                                                                                                 ===============


          The accompanying  notes are an integral part of this statement.

                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                                 BALANCE SHEET (CONTINUED)
                                                     DECEMBER 31, 1995


                                             LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   2110     Accounts payable                                                                     $        15,408
   2116    Accrued property taxes                                                                        159,282
   2119     Due to management agent                                                                       65,750
   2130    Accrued mortgage interest                                                                     247,729
   2140     Accrued management fee                                                                        15,827
   2320    Mortgage payable - current portion                                                             28,696
                                                                                                 ---------------

                     Total current liabilities                                                   $       532,692
                                                                                                 ---------------


DEPOSITS
   2191    Tenant security deposits - held in trust (contra)                                     $        27,340

LONG-TERM LIABILITIES
   2320    Mortgage payable                                                                      $     9,819,096
   2330    Junior mortgage payable - City of Chicago                                                     693,500
                                                                                                 ---------------

                     Total                                                                       $    10,512,596

              Less current portion                                                                        28,696
                                                                                                 ---------------
                     Total long-term liabilities                                                 $    10,483,900
                                                                                                 ===============


OTHER LIABILITIES
   2390     Developer fee payable from escrow (contra)                                           $       480,000
   2391     Due to general partner from escrow                                                           107,518
                                                                                                 ---------------

                     Total other liabilities                                                     $       587,518
                                                                                                 ---------------

                     Total liabilities                                                           $    11,631,450
                                                                                                 ===============
PARTNERS' EQUITY
   3130    Partners' equity                                                                              774,936
                                                                                                 ---------------


                     TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $    12,406,396
                                                                                                 ===============




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

      For Month/Period                            Project No. 071-35592             Project Name       BOULEVARD COMMONS LIMITED
      Beginning   1/01/95    Ending   12/31/95                                                                PARTNERSHIP

    Part I                   Description of Account                                            Acct No.                  Amount*
         Rental Income - 5100
          Apartments or Member Carrying Charges(Coops)                           5120          $   279,496
          Tenant Assistance Payments                                             5121          $ 1,741,254
          Furniture and Equipment                                                5130          $
          Stores and Commercial                                                  5140          $
          Garage and Parking Spaces                                              5170          $
          Flexible Subsidy Income                                                5180          $
          Miscellaneous  RENTAL ASSISTANCE - PRIOR YEAR                          5190          $    32,827
          Total Rent Revenue Potential at 100% Occupancy                                                            $  2,053,577
         Vacancies - 5200
          Apartments                                                             5220           (   89,611        )
          Furniture and Equipment                                                5230           (                 )
          Stores and Commercial                                                  5240           (                 )
          Garage and Parking Spaces                                              5270           (                 )
          Miscellaneous (specify)                                                5290           (                 )
          Total Vacancies                                                                                            (    89,611   )
          Net Rental Revenue Rent Revenue Less Vacancies                                                               1,963,966
         Elderly and Congregate Services Income - 5300
          Total Service Income (Schedule Attached)                               5300                               $        -0-
         Financial Revenue - 5400
          Interest Income - Project Operations                                   5410          $     5,650
          Income from Investments-Residual Receipts                              5430          $
          Income from Investments-Reserve for Replacement                        5440          $     1,191
          Income from Investments-Miscellaneous                                  5490          $
          Total Financial Revenue                                                                                   $      6,665
         Other Revenue - 5900
          Laundry and Vending                                                    5910          $
          NSF and Late Charges                                                   5920          $     5,474
          Damages and Cleaning Fees                                              5930          $       436
          Forfeited Tenant Security Deposits                                     5940          $     2,470
          Other Revenue (specify)                                                5990          $     3,667
          Total Other Revenue                                                                                       $     12,223
          Total Revenue                                                                                             $  1,982,854
         Administrative Expenses - 6200-6300
          Advertising                                                            6210          $       216
          Other Administrative Expenses                                          6250          $     1,211
          Office Salaries                                                        6310          $     3,036
          Office Supplies                                                        6311          $    27,564
          Office or Model Apartment Rent                                         6312          $
          Management                                                             6320          $   114,110
          Manager or Superintendent Salaries                                     6330          $    18,563
          Manager or Superintendent Rent Free Unit                               6331          $
          Legal Expenses (Project)                                               6340          $    11,345
          Auditing Expenses (Project)                                            6350          $     4,600
          Bookkeeping Fees/Accounting Services                                   6351          $     7,632
          Telephone and Answering Service                                        6360          $    10,679
          Bad Debts                                                              6370          $     3,733
          Miscellaneous Administrative Expenses (specify)                        6390          $
          Total Administrative Expenses                                                                             $    202,689
         Utility Expense - 6400
          Fuel Oil/Coal                                                          6420          $
          Electricity                                                            6450          $    13,636
          Water                                                                  6451          $    26,663
          Gas                                                                    6452          $    42,374
          Sewer                                                                  6453          $
          Total Utilities Expense                                                                                   $     82,673

    The accompanying notes are an integral part of this statement.

    *All amounts must be rounded to the nearest dollar; $.50 and over, round up - $.49 and below, round down.
                                                           Form HUD-92410 (7/91
                                                            ref Handbook 4370.2

   Operating and Maintenance Expenses - 6500
          Janitor and Cleaning Payroll                                           6510          $   100,604
          Janitor and Cleaning Supplies                                          6515          $    15,722
          Janitor and Cleaning Contract                                          6517          $
          Exterminating Payroll/Contract                                         6519          $     8,870
          Exterminating Supplies                                                 6520          $
          Garbage and Trash Removal                                              6525          $    19,664
          Security Payroll/Contract                                              6530          $    27,872
          Grounds Payroll                                                        6535          $
          Grounds Supplies                                                       6536          $
          Grounds Contract                                                       6537          $
          Repairs Payroll                                                        6540          $    33,944
          Repairs Material                                                       6541          $    10,646
          Repairs Contract                                                       6542          $     2,797
          Elevator Maintenance/Contract                                          6545          $
          Heating/Cooling Repairs and Maintenance                                6546          $     3,198
          Swimming Pool Maintenance/Contract                                     6547          $
          Snow Removal                                                           6548          $
          Decorating Payroll/Contract                                            6560          $    13,596
          Decorating Supplies                                                    6561          $       130
          Other                                                                  6570          $
          Miscellaneous Operating & Maintenance Expenses                         6590          $       450
          Total Operating & Maintenance Expenses                                                                    $    237,493
          Taxes and Insurance - 6700
          Real Estate Taxes                                                      6710          $   164,956
          Payroll Taxes (FICA)                                                   6711          $    12,465
          Miscellaneous Taxes, Licenses and Permits                              6719          $
          Property and Liability Insurance(Hazard)                               6720          $    60,083
          Fidelity Bond Insurance                                                6721          $       791
          Workmen's Compensation                                                 6722          $     4,876
          Health Insurance and Other Employee Benefits                           6723          $     4,403
          Other Insurance (specify)                                              6729          $
          Total Taxes and Insurance                                                                                 $    247,574
          Financial Expenses - 6800
          Interest on Bonds Payable                                              6810          $

 Interest on Mortgage Payable                                                    6820          $   901,140
          Interest on Notes Payable (Long-Term)                                  6830          $    20,805
          Interest on Notes Payable (Short-Term)                                 6840          $     3,477
          Mortgage Insurance Premium/Service Charge                              6850          $    48,885
          Miscellaneous Financial Expenses          AMORTIZATION                 6890          $   475,739
          Total Financial Expenses                                                                                  $  1,450,046
          Elderly and Congregate Service Expenses - 6900
          Total Service Expenses-Schedule Attached                               6900                               $        -0-
          Total Cost of Operations Before Depreciation                                                              $  2,220,475
          Profit (Loss) Before Depreciation                                                                         $   (237,621)
          Depreciation (Total) - 6600 (specify)                                  6600                               $    560,271
          Operating Profit or (Loss)                                                                                $ (  797,892   )
          Corporate or Mortgagor Entity Expenses - 7100
          Officer Salaries                                                       7110          $
          Legal Expenses (Entity)                                                7120          $
          Taxes (Federal-State-Entity)                                           7130-32       $
          Other Expenses (Entity)  See Page 7                                    7190          $
          Total Corporate Expenses                                                                                  $         -0-
          Net Profit or (Loss)                                                                                      $ (  797,892   )

                     Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and/or Civil penalties. (U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729,3802)

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

     The accompanying notes are an integral part of this statement.


                                                             ref Handbook 4370.2

                      BOULEVARD COMMONS LIMITED PARTNERSHIP
                              PROJECT NO. 071-35592
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                            (Loss)
                                       Equity                                              for the           Equity
                   Profit             (Deficit)                                           Year Ended       (Deficit)
                  and Loss            January 1,                                         December 31,      December 31,
                 Percentage              1995         Distributions      Contributions      1995              1995
                 ----------           ----------      -------------      -------------   ------------      ------------

GENERAL
  PARTNERS          1.00              $ ( 28,561)     $     -            $     -         $ (  7,979)       $ ( 36,540)


INVESTOR
  LIMITED
    PARTNER        99.00               1,601,289            -                  -           (789,913)          811,376


SPECIAL
  LIMITED
    PARTNER           -                      100            -                  -               -                  100
                    ------             ----------      ----------         -----------    ----------        ----------



    TOTALS         100.00             $1,572,828      $     -            $     -         $ (797,892)       $  774,936
                  -------             ----------      ----------         -----------     -----------       ----------







                The accompanying  notes are an integral part of this statement.

                                           BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                                  STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from:
      Rental                                                                                    $ 1,834,209
      Interest                                                                                        6,665
      Other                                                                                          12,223

                     Total cash receipts                                                        $ 1,853,097
                                                                                                -----------

   Cash payments for:
      Administrative $                                                                               66,980
      Management fees                                                                                98,283
      Utilities                                                                                      82,673
      Salaries and wages                                                                            122,203
      Operating and maintenance                                                                     155,440
      Real estate taxes                                                                             143,764
      Payroll taxes                                                                                  12,465
      Property insurance                                                                             59,139
      Miscellaneous taxes and insurance                                                              10,070
      Interest on mortgage note                                                                     794,270
      Mortgage insurance                                                                             41,883
      Tenant security and other deposits                                                              2,023
      Interest on note                                                                               24,282
                                                                                                -----------

                     Total cash payments                                                        $ 1,613,385
                                                                                                -----------

                     Net cash used in operating activities                                      $   239,712
                                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of depreciable assets                                                               $   (51,886)
   Decrease (increase) in:
      Reserve for replacement of depreciable assets                                                 (49,071)
      Reserve for taxes and insurance                                                                (9,937)
      Payment or deferred loan fees                                                                (176,986)
                                                                                                -----------

                     Net cash provided by investing activities                                  $  (287,880)
                                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Mortgage principal payments                                                                  $   (22,907)
   Advance from management agent                                                                     65,750
                                                                                                -----------

                     Net cash used in financing activities                                      $    42,843

NET (DECREASE) IN CASH                                                                          $    (5,325)

CASH - BEGINNING OF YEAR                                                                            134,688
                                                                                                -----------

CASH - END OF YEAR                                                                              $   129,363
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

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                            STATEMENT OF CASH FLOWS (CONTINUED)
                                           FOR THE YEAR ENDED DECEMBER 31, 1995


RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net (loss)                                                                                    $  (797,892)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                                                560,271
         Amortization                                                                                475,739
         Interest                                                                                     94,542
         Mortgage insurance                                                                            7,290
         Decrease (increase) in:
            Rent supplement receivable                                                              (116,952)
            Tenant accounts receivable                                                               (12,805)
            Prepaid property insurance                                                                   944
            Prepaid mortgage insurance                                                                  (288)
            Tenant security deposits - held in trust                                                    (980)
         Increase (decrease) in:
            Accounts payable                                                                         (18,551)
            Accrued mortgage interest                                                                 12,328
            Accrued property taxes                                                                    21,282
            Tenant security deposits - held in trust (contra)                                         (1,043)
            Accrued management fee                                                                    15,827
                                                                                                 -----------

                     Net cash used in operating activities                                       $   239,712
                                                                                                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                                                     $   913,094
                                                                                                 ===========


NONCASH INVESTING AND FINANCING TRANSACTIONS
   A bank maintains an escrow account on behalf of the Project for the payment of development fees and amounts due to a general partner. The transactions in the accounts for the year were as follows:

                               Developer         Developer       Due to General
                               Agreement         Fee Payable       Partner from
                               Escrow Deposit    From Escrow         Escrow

      Developer fees paid      $           -      $         -     $         -

      Gain on investments             56,996              -            56,996
                               --------------     ------------    --------------

                     Totals    $      56,996      $         -     $    56,996
                               ==============     ============    ==============

The Partnership refinanced its 10% mortgage on April 6, 1995 as follows:

   Cash paid                                      $        227,487
   Mortgage proceeds                                     9,834,700
   Refund of real estate tax escrow                         10,828
   Refund of insurance escrow                               47,258
   Refund of mortgage insurance escrow                      29,357
   Mortgage payoff                                      (9,724,302)
   Interest                                                (94,542)
   Funding of real estate tax escrow                       (24,310)
   Funding o insurance escrow                              (64,020)
   Funding of mortgage insurance escrow                     (7,679)
   Payment of mortgage insurance premium                   (49,173)
   Payment of deferred mortgage fees                      (185,604)
                                                   ------------------
                                                   $             -
                                                   ==================
DISCLOSURE OF ACCOUNTING POLICY
   For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           The  accompanying  notes  are an integral part of this statement.

                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                 PROJECT NO. 071-35592
                                             NOTES TO FINANCIAL STATEMENTS
                                                   DECEMBER 31, 1995


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership was organized as a limited partnership formed June 15, 1987 and amended July 13, 1988. Its purpose is to acquire an interest in six buildings located in Chicago, Illinois, and to renovate and operate thereon two hundred-thirteen units of low income housing under Section 221(d)(4) of the National Housing Act. Such projects are regulated by HUD as to rent charges and operating methods. The regulatory agreement limits annual distributions of net operating receipts to "surplus cash" available at the end of each year.

The following significant accounting policies have been followed in the preparation of the financial statements:

   Deferred loan costs consist of fees for obtaining the HUD Insured Mortgage Loan and are being amortized on the straight-line method over the life of the original mortgage loan. Refinancing costs are being amortized over the life of the new loan. Unamortized permanent loan fees applicable to the original permanent loan were amortized in entirety in the current year. This resulted in additional amortization expenses of $457,529 for the year.

   Organization costs associated with the formation of the Partnership were amortized using the straight-line method over five years.

   No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

   Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

   The Partnership maintains cash balances at a bank where accounts are insured by the F.D.I.C. for up to $100,000. Balances in excess of insured limits totaled approximately $60,543 at December 31, 1995.

DEVELOPMENT AGREEMENT/ESCROW DEPOSITS

The Partnership has entered into a Development Agreement with Prairie Parc Corp. (Developer) an affiliate of the General Partners.

For  its  services  in  connection  with  development  of the  Project  and  the supervision of the construction and rehabilitation of the improvements, the developer shall be entitled to receive the aggregate amount of $2,448,865 payable as follows:

                                                                To Be Deposited
   Completion date                           Total              in Escrow
                                         -----------------    -----------------
      5417 West Washington Boulevard     $         534,546    $         377,932
      5500 West Washington Boulevard               342,893              240,684
      5521 West Washington Boulevard               685,786              481,368
      5716 West Washington Boulevard               220,360              154,654
      5912 West Washington Boulevard               220,360              154,654
      3635 West Cermak Road                        444,920              309,508
                                         -----------------    ------------------
             Total                       $       2,448,865    $       1,718,800
                                         =================    ==================
      Payments received or deposited
      through 1994                       $       2,448,865    $       1,718,800
                                         =================    ==================



                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                 PROJECT NO. 071-35592
                                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                   DECEMBER 31, 1995


DEVELOPMENT AGREEMENT/ESCROW DEPOSITS (Cont'd)

Of the $2,448,865 received by he developer, $1,718,800 was deposited by the developer into escrow.

The scheduled source and (use) of funds to be deposited into escrow with American National Bank is as follows:

   Deposit required be developer                                 $    1,718,800

   Payment to developer at the later of final closing or
      determination of the annual low income housing credit            (659,400)

   Payment to developer at the later of break-even date or 95%
       occupancy date                                                  (259,400)

   Operating reserve                                                   (800,000)

Final closing and the determination of the low income housing credit have both been achieved, thus $659,400 was disbursed to the developer during 1990.

The break-even date and 95% occupancy were achieved, thus $259,400 was disbursed to the developer during 1991.

The operating reserve, if not required to fund a net deficit, will be maintained on the following schedule:

                                                                 Required
         Year end                                                 Reserve
   -----------------                                              -------
   December 31, 1990                                              $800,000
   December 31, 1991                                               640,000
   December 31, 1992                                               480,000
   December 31, 1993                                               320,000
   December 31, 1994                                               160,000
   December 31, 1995                                                   -

During 1994 $160,000 was discussed to the developer from the operating reserve. Consequently, $480,000 of additional reserve releases are available to the developer as of December 31, 1995.

All interest after escrow fees are to be given to the developer.

MORTGAGE NOTES PAYABLE

The 10% mortgage was refinanced on April 6, 1995. The new 8.875% mortgage payable is insured by HUD. The apartment project is pledged as collateral for the note. Principal and interest payments of $74,916 commenced June 1, 1995 and continue to May 1, 2035.

As part of the refinancing the remaining balance of the original permanent mortgage placement fees were amortized in entirety in the year ended December 31, 1995. This resulted in an additional amortization expenses of $457,529.

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







                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                  PROJECT NO. 071-35592
                                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                                    DECEMBER 31, 1995


MORTGAGE NOTES PAYABLE (Cont'd)

At December 31, 1995, the following amounts were held in escrow:

                     Property tax escrow                          $  47,005
                     Property insurance escrow                       39,443
                     Mortgage insurance escrow                       28,063
                     Cash replacement reserve                        91,651
                                                                  ----------

                             Total                                $ 206,163
                                                                  ==========

The annual principal reduction for each of the next five years is as follows:

                     1996                                   $ 28,896
                     1997                                     31,349
                     1998                                     34,248
                     1999                                     37,414
                     2000                                     40,873

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

                                         BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                 PROJECT NO. 071-35592
                                       NOTES TO FINANCIAL STATEMENTS(CONTINUED)

                                                   DECEMBER 31, 1995


PRIORITY DISTRIBUTION

The priority distribution was amended effective with the refinancing under which the Investor Limited Partner is to receive 99% of the surplus cash until it has received an annual amount equal to $21,200.

CASH FLOW (DEFICIT)

The following is a summary of cash flow at December 31, 1995 as defined by the Limited Partnership Agreement:

         Net (loss)                                                                     $ (797,892)
                                                                                        ----------

         Additions:
            Depreciation                                                                $  560,271
            Amortization                                                                   475,739
            Interest                                                                        94,542
            Mortgage insurance                                                               7,290
            Increase in accrued property taxes                                              21,282
            Increase in prepaid insurance                                                      944
            Increase in accrued interest payable                                            12,328
            Interest in accrued management fee                                              15,827
                                                                                        ----------

                          Total additions                                               $1,188,223

         Subtractions:
            Payment for deferred loan fees                                              $ ( 176,986)
            Mortgage principal payments                                                   (  22,907)
            Payments to reserve accounts (net)                                            (  59,008)
            Increase in mortgagee insurance                                               (     288)
            Increase in tenant security
                     deposits - held in trust                                             (     980)
            Payments for depreciable and
                     other assets                                                         (  51,886)
            Decrease in tenant security deposits -
                     held in trust (contra)                                               (   1,043)
            Decrease in accounts payable                                                  (  18,551)
            Due to management agent                                                       (  65,750)
                                                                                        -----------

                          Total subtractions                                            $ ( 397,399)
                                                                                        -----------

           Project cash flow                                                            $    (7,068)
                                                                                        ===========


                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                  PROJECT NO. 071-35592
                                             SUPPORTING DATA REQUIRED BY HUD
                                          FOR THE YEAR ENDED DECEMBER 31, 1995

DELINQUENT TENANT ACCOUNTS RECEIVABLE                                            Number of          Amount
                                                                                  Tenants          Past Due
   Delinquent 30 days or less                                                        28          $     7,212
   Delinquent 31-60 days                                                              5                5,822
   Delinquent 61-90 days                                                              8                2,659
   Delinquent over 90 days                                                            6                1,953
                                                                                 ------          -----------

                     Total                                                           47          $    17,646
                                                                                    ---          -----------


MORTGAGE ESCROW DEPOSITS
   Estimated amount required as of December 31, 1995
   for future payment of:
      Property tax   $                                                                                48,427
      Property insurance                                                                              30,821
      Mortgage insurance                                                                              26,635

                     Total                                                                       $   105,883

      Total confirmed by mortgagee                                                                   114,512

   Amount on deposit in excess of estimated requirements                                         $     8,629
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


CASH REPLACEMENT RESERVE
   In accordance  with the  provisions of the regulatory  agreement,  restricted cash  is to be  held by  Heitman  Financial  Services,  Inc.  to be used  for replacement of property with the approval of HUD:
      Balance, January 1, 1995                                                                   $    42,580
      Deposits                                                                                        49,071
      Withdrawals                                                                                        -


      Balance, December 31, 1995, confirmed by mortgagee                                         $    91,651
                                                                                                 ===========


ACCOUNTS PAYABLE
   Due within 30 days                                                                            $    15,408
   Due within 31-60 days                                                                                -
   Due in more than 60 days                                                                             -
                                                                                                 -----------

                     Total                                                                       $    15,408
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

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                     SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                          FOR THE YEAR ENDED DECEMBER 31, 1995



ACCRUED TAXES
                                                                    Period        Date        Amount
   Description of Tax                       Basis for Accrual       Covered       Due        Accrued
      Property tax                           Prior year tax           1995        1997       $  159,282
         Cook County Collector
            Parcel No. 16-08-415-016-0000
            Parcel No. 16-09-318-001-0000
            Parcel No. 16-09-314-032-0000
            Parcel No. 16-08-413-016-0000
            Parcel No. 16-09-320-001-0000
            Parcel No. 16-26-106-005-0000


COMPENSATION OF PARTNERS
   During the calendar year 1995, the partners of Boulevard Commons Limited Partnership did not receive any compensation from rental activities.


SCHEDULE OF UNAUTHORIZED DISTRIBUTIONS
   None


DISTRIBUTIONS PAID TO PARTNERS
   Distributions to partners                                     $        None

ACCOUNTS AND NOTES RECEIVABLE - OTHER
   None


ACCOUNTS AND NOTES PAYABLE - OTHER
   None


IDENTITY OF INTEREST COMPANIES
          Company Name              Type of Service        Amount Received
          ------------              ---------------        ---------------
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

  PROJECT NAME: BOULEVARD COMMONS        FISCAL PERIOD ENDED:      PROJECT NUMBER:  071-35592
        LIMITED PARTNERSHIP                  12/ 31 / 95
                                PART A - COMPUTE SURPLUS CASH
         1. Cash (accounts 1110, 1120, 1191, 1192)                                       $   160,643
  C      2. Tenant subsidy vouchers due for period
  A         by financial statement                                                       $   133,151
  S      3.   Other (describe)
  H                                                                                      $

          (a) Total Cash (Add Line 1,2 and 3)                                            $   293,794

  C      4. Accrued mortgage interest payable                                            $   247,729
  U
  R      5. Delinquent mortgage principal payments                                       $
  R
  E      6. Delinquent deposits to reserve for replacements                              $
  N
  T      7. Accounts payable (due within 30 days)                                        $    15,408
         8. Loans and notes payable--
  O        (due within 30 days)                                                          $
  B
  L      9. Deficient Tax Insurance or MIP Escrow Deposits                               $
  I
  G     10. Accrued expenses(not escrowed)                                               $    15,827
  A
  T     11. Prepaid Rents (Account 2210)                                                 $
  I
  O     12. Tenant security deposits liability (Account 2191)                            $    27,340
  N
  S     13. Other (Describe)                 ADVANCES FROM MANAGEMENT AGENT              $    65,750

            (b) Less Total Current Obligations(Add Lines 4 through 13)                   $   372,054
            (c) Surplus Cash (Deficiency)(Line (a) minus Line (b))                       $  ( 78,260)
     PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
  1. Surplus Cash                                                                        $      None
       2a. Annual Distribution Earned During Fiscal Period
            Covered by the Statement                                                     $
       2b. Distribution Accrued and Unpaid as of the
           End of the Prior Period                                                       $
       2c. Distributions paid During Fiscal Period Covered by Statement                  $
       3.  Amount to be Carried on Balance Sheet as Distribution
           Earned but Unpaid (Line 2a plus 2b minus 2c)                                  $
  4. Amount Available for Distribution During Next Fiscal Period
                                                                                         $      None
  5. Deposit Due Residual Receipts
      (Must be deposited with Mortgagee within 60 days after Fiscal Period ends)         $
            PREPARED BY                                                 REVIEWED BY
  LOAN TECHNICIAN                                           LOAN OFFICER

  DATE                                                      DATE



  The accompanying notes are an integral part of this statement.
                                                                HUD-93486 12-80

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                   PROJECT NO. 071-35592
                                     SUPPORTING DATA REQUIRED BY HUD (CONTINUED)
                                          FOR THE YEAR ENDED DECEMBER 31, 1995


CHANGES IN FIXED ASSETS
                                      A s s e t s                                         Accumulated Depreciation


             Balance,                                Balance,     Balance,                              Balance,       Book Value
            January 1,                             December 31, January 1,     Current                December 31,    December 31,
                1995      Additions    Deductions     1995         1995       Provisions  Deductions     1995            1995
            -----------   ----------   ----------- ------------ -----------   ----------  ----------  ------------    ------------

Land        $   318,000   $     -      $     -     $   318,000  $      -      $     -     $     -     $      -        $    318,000


Buildings    13,753,423   *51,886465        -       13,805,309    2,634,566      500,774        -         3,135,340     10,669,969


Building
equipment-
portable        616,354          -           -         616,354      510,706       59,497        -           570,203         46,151


Maintenance
equipment         2,381         -            -           2,381        2,381         -           -           2,381            -
            -----------   ----------   ----------  -----------  -----------   ----------  ----------  -----------     ------------



TOTALS      $14,690,158   $   51,886   $     -     $14,742,044  $3,7147,653   $ 560,271   $     -     $ 3,707,924     $ 11,034,120
            ===========   ==========   ==========  ===========  ===========   ==========  ==========  ===========     ============





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

                                          BOULEVARD COMMONS LIMITED PARTNERSHIP
                                                      PROJECT NO. 071-35592

                                               SUPPORTING DATA REQUIRED BY HUD
                                           FOR THE YEAR ENDED DECEMBER 31, 1995



SCHEDULE OF FUNDS IN FINANCIAL INSTITUTIONS
AS OF DECEMBER 31, 1995:
A.       Funds Held by Mortgagor, Regular Operating Account:

          1.    American National Bank (Checking) *                                    $             128,773
          2.    American National Bank (Savings, 3.15%) *                                                530
                                                                                       ---------------------

                      Operating Account                                                $             129,263


B.        Funds held by Mortgagor in Trust, Tenant Security Deposit:

          1.    American National Bank (Savings, 3.15%)                                               31,280
                                                                                       ---------------------

                      Total Funds Held by Mortgagor                                    $             160,543
                                                                                       ---------------------

C.        Fund Held by Mortgagee:

          1.    Mortgage escrow +                                                      $             114,512
          2.    Replacement Reserve +                                                                 91,651
                                                                                       ---------------------

                      Total Funds Held by Mortgagee                                     $            206,163
                                                                                        --------------------

TOTAL FUNDS IN FINANCIAL INSTITUTIONS                                                  $             366,706
                                                                                       =====================



* Balances confirmed by American National Bank and Trust Company of Chicago + Balances confirmed by Heitman Financial Services, Inc.







           The accompanying notes are an integral part of this statements.

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


/s/Haran & Associates
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

Our consideration of the internal control structure policies and procedures used in administering major HUD-assisted programs would not necessarily disclose all matters in the internal control structure that might constitute material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that noncompliance with laws and regulations that would be material to a major HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operations that we consider to be material weaknesses as defined above.

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



/s/Haran & Associates LTD
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



                             BOULEVARD COMMONS LIMITED PARTNERSHIP
                     FEDERAL EMPLOYER IDENTIFICATION NO. 36-3539155


                                By__________________________________________
                                          Robert C. King

                                          General Partner
                                Title______________________________________

                                          January 19, 1996
                                Date________________________________________


                                By__________________________________________


                                          General Partner
                                Title_______________________________________

                                          January 19, 1996
                                Date________________________________________

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



                                 PRAIRIE MANAGEMENT CORPORATION
                       FEDERAL EMPLOYER IDENTIFICATION NO. 36-3520022
                                       MANAGEMENT AGENT


                         By__________________________________________
                                          Robert C. King

                                          President
                         Title_______________________________________


                                          January 19, 1996
                         Date________________________________________