Form 10-Q
period 1998-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1998-08-13
CIK 810663

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended June 30, 1998
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,






/s/Dianne Groark
Dianne Groark
Assistant Controller








QH1-Q1.DOC

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

For the quarterly period ended June 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                 to



For Quarter Ended  June 30, 1998     Commission file number   0-16796
                  ---------------                           -------------


Boston Financial Qualified Housing Limited Partnership
             (Exact name of registrant as specified in its charter)

Delaware                                 04-2947737
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)


101 Arch Street, Boston, Massachusetts                      02110-1106
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
                                                   ------------------

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
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------

Item 1. Financial Statements

         Combined Balance Sheets - June 30, 1998 (Unaudited)
            and March 31, 1998                                                                   1

         Combined Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1998 and 1997                                                  2

         Combined Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended June 30, 1998                                             3

         Combined Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1998 and 1997                                                  4

         Notes to the Combined Financial Statements (Unaudited)                                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    10

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14



             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



                             COMBINED BALANCE SHEETS


                                                                       June 30,                March 31,
                                                                         1998                    1998
                                                                      (Unaudited)

Assets
Cash and cash equivalents                                            $     246,982           $     243,723
Tenant security deposits                                                     4,504                   4,731
Accounts receivable, net                                                     2,601                   3,000
Marketable securities, at fair value                                     2,006,558               2,025,236
Mortgagee escrow deposits                                                    1,333                   6,020
Replacement reserve escrow                                                   6,398                   6,398
Bond trusts                                                                107,572                 107,572
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 (Note 1)                                                     1,548,499               1,842,272
Deferred charges, net of accumulated
   amortization of $36,275 and $35,469,
   in 1998 and 1997, respectively                                           44,339                  45,145
Rental property, at cost, net of
   accumulated depreciation                                              1,102,465               1,112,647
Other assets                                                                41,433                  32,193
                                                                     -------------           -------------
     Total Assets                                                    $   5,112,684           $   5,428,937
                                                                     =============           =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                       $      10,160           $      22,773
Accounts payable and accrued expenses                                       23,418                  27,577
Accrued interest                                                            68,819                  68,819
Tenant security deposits payable                                             4,621                   4,731
Bonds payable                                                            1,210,000               1,210,000
                                                                     -------------           -------------
     Total Liabilities                                                   1,317,018               1,333,900
                                                                     -------------           -------------

Minority interest in Local Limited Partnership                              58,564                  58,589
                                                                     -------------           -------------

General, Initial and Investor Limited Partners' Equity                   3,729,525               4,031,390
Net unrealized gains on marketable securities                                7,577                   5,058
                                                                     -------------           -------------
     Total Partners' Equity                                              3,737,102               4,036,448
                                                                     -------------           -------------
     Total Liabilities and Partners' Equity                          $   5,112,684           $   5,428,937
                                                                     =============           =============

The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997


                                                                         1998                      1997
                                                                     -------------             --------

Revenue:
   Rental                                                            $      56,625             $      58,384
   Investment                                                               31,591                    37,691
   Other                                                                    22,546                    23,771
                                                                     -------------             -------------
      Total Revenue                                                        110,762                   119,846
                                                                     -------------             -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $30,863 and $51,069, respectively)                  85,764                    74,242
   Rental operations, exclusive of depreciation                             19,425                    31,723
   Interest                                                                 30,004                    38,278
   Depreciation                                                             10,182                    10,182
   Amortization                                                              8,539                    20,922
   Adjustment to provision for valuation of
    investments in Local Limited Partnerships                                    -                   (55,803)
                                                                     -------------             -------------
     Total Expenses                                                        153,914                   119,544
                                                                     -------------             -------------

Income (loss) before minority interest in loss of Local
   Limited Partnership and equity in losses of
   Local Limited Partnerships                                              (43,152)                      302

Minority interest in loss of Local Limited Partnership                          25                       201

Equity in losses of Local Limited Partnerships                            (258,738)                 (589,413)
                                                                     -------------             -------------

Net Loss                                                             $    (301,865)            $    (588,910)
                                                                     =============             =============

Net Loss allocated
   To General Partners                                               $      (3,019)            $      (5,889)
   To Limited Partners                                                    (298,846)                 (583,021)
                                                                     -------------             -------------
                                                                     $    (301,865)            $    (588,910)
                                                                     =============             =============

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                    $       (5.98)            $     (11.66)
                                                                     =============             ============


The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1998


                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total

Balance at March 31, 1998             $  (394,183)   $     4,648     $4,420,925        $    5,058       $    4,036,448

Net change in net unrealized gains
   on marketable securities
   available for sale                           -              -               -            2,519                2,519

Net Loss                                   (3,019)             -        (298,846)               -             (301,865)
                                      -----------    -----------     -----------    -------------        --------------

Balance at June 30, 1998              $  (397,202)   $     4,648     $ 4,122,079    $       7,577        $    3,737,102
                                      ===========    ===========     ===========    =============        ==============

The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                              1998                 1997
                                                                         -------------         --------


Net cash used for operating activities                                   $     (65,283)        $     (61,735)
                                                                         -------------         -------------

Cash flows from investing activities:
   Purchases of marketable securities                                         (295,006)             (894,769)
   Proceeds from sales and maturities of marketable securities                 317,246               953,867
   Cash distributions received from Local Limited Partnerships                  46,302                25,732
   Purchase of rental property and equipment                                         -                  (139)
                                                                         -------------         -------------
Net cash provided by investing activities                                       68,542                84,691
                                                                         -------------         -------------

Net increase in cash and cash equivalents                                        3,259                22,956

Cash and cash equivalents, beginning                                           243,723               453,264
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $     246,982         $     476,220
                                                                         =============         =============



The accompanying notes are integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1998 and 1997.


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

A summary of Investments in Local Limited Partnerships, excluding Hughes, at June 30, 1998, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $23,682,470)                                 (36,002,044)

Cumulative cash distributions received from Local Limited Partnerships                        (1,648,851)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,394,730)

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,770,577

   Accumulated amortization of acquisition fees and expenses                                  (1,142,147)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      2,233,700

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        $      1,548,499

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1998 is $1,408,967. For the three months ended June 30, 1998, the Partnership has not recognized $1,166,751 of equity in losses relating to twenty-six Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive loss was $299,346 and $581,290 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $2,519 and $7,620 for the quarters ended June 30, 1998 and 1997, respectively.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments
                                                  L.P. (A)          Ltd.(B)       Eliminations        Combined
Assets
Cash and cash equivalents                      $     243,434    $       3,548     $           -    $     246,982
Tenant security deposits                                  -             4,504                 -            4,504
Accounts receivable, net                              56,490                -           (53,889)           2,601
Marketable securities, at fair value               2,006,558                -                 -        2,006,558
Mortgagee escrow deposits                                  -            1,333                 -            1,333
Replacement reserve escrow                                 -            6,398                 -            6,398
Bond trusts                                                -          107,572                 -          107,572
Investments in Local Limited
   Partnerships, net                               1,425,386                -           123,113        1,548,499
Deferred charges, net                                     -            44,339                 -           44,339
Rental property at cost, net                              -         1,102,465                 -        1,102,465
Other assets                                          35,019            6,414                 -           41,433
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   3,766,887    $   1,276,573     $      69,224    $   5,112,684
                                               =============    =============     =============    =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $      10,160    $      53,889     $     (53,889)   $      10,160
Accounts payable and accrued
   expenses                                           19,625            3,793                 -           23,418
Accrued interest                                           -           68,819                 -           68,819
Tenant security deposits payable                           -            4,621                 -            4,621
Bonds payable                                              -        1,210,000                 -        1,210,000
                                               -------------    -------------     -------------    -------------
   Total Liabilities                                  29,785        1,341,122           (53,889)       1,317,018
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                             -               -             58,564           58,564
                                               -------------    ------------      -------------    -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           3,729,525          (64,549)           64,549        3,729,525

Net unrealized gains on marketable
   securities                                          7,577                -                 -            7,577
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity (Deficiency)           3,737,102          (64,549)           64,549        3,737,102
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
     Partners' Equity (Deficiency)             $   3,766,887    $   1,276,573     $      69,224    $   5,112,684
                                               =============    =============     =============    =============

(A) As of June 30, 1998.
(B) As of March 31, 1998.

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


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules (continued)

                            Statements of Operations


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments
                                                  L.P. (A)          Ltd.(B)       Eliminations        Combined

Revenue
   Rental                                      $           -    $      56,625     $           -    $      56,625
   Investment                                         31,478              113                 -           31,591
   Other                                              21,370            1,176                 -           22,546
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    52,848           57,914                 -          110,762
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                         85,764                -                -            85,764
   Rental operations, exclusive
     of depreciation                                       -           19,425                -            19,425
   Interest                                                -           30,004                -            30,004
   Depreciation                                            -           10,182                -            10,182
   Amortization                                        7,733              806                -             8,539
                                               -------------    -------------     ------------     -------------
      Total Expenses                                  93,497           60,417                -           153,914
                                               -------------    -------------     ------------     -------------

Loss before minority interest in loss of
   Local Limited Partnership and equity
   in losses of Local Limited
   Partnerships                                      (40,649)          (2,503)               -           (43,152)
Minority interest in loss of
   Local Limited Partnership                               -                -               25                25

Equity in losses of Local
   Limited Partnerships                             (261,216)               -            2,478          (258,738)
                                               -------------    -------------     ------------     -------------

Net Loss                                       $    (301,865)   $      (2,503)    $      2,503     $    (301,865)
                                               =============    =============     ============     =============


(A) For the three  months  ended June 30,  1998.
(B) For the three months ended March 31, 1998.

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


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments
                                                  L.P. (A)          Ltd.(B)       Eliminations        Combined

Net cash provided by (used for)
   operating activities                        $     (66,367)   $       1,084     $           -    $     (65,283)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities               (295,006)               -                 -         (295,006)
   Proceeds from sales and maturities
     of marketable securities                        317,246                -                 -          317,246
   Cash distributions received from
     Local Limited Partnerships                       46,302                -                 -           46,302
                                               -------------    -------------     -------------    -------------
Net cash provided by investing
   activities                                         68,542               -                  -           68,542
                                               -------------    -------------     -------------    -------------

Net increase in cash and cash equivalents              2,175            1,084                 -            3,259

Cash and cash equivalents, beginning                 241,259            2,464                 -          243,723
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     243,434    $       3,548     $           -    $     246,982
                                               =============    =============     =============    =============


(A) For the three  months  ended June 30,  1998.
(B) For the three months ended March 31, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $246,982 as compared with $243,723 at March 31, 1998. The increase is attributable to cash distributions received from Local Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. The increase is offset by cash used for operating activities.

At June 30, 1998, approximately $1,680,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 1998. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 resulted in a net loss of $301,865 as compared to a net loss of $588,910 for the same period in 1997. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

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

Most of the thirty-four Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or generating positive operating cash flow.

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

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. The Managing General Partner continues to monitor property operations closely. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported Boulevard Common, located in Chicago, Illinois, has been experiencing operating deficits. Occupancy as of March 31, 1998 is 83%, down from 91% at December 31, 1997. Expenses have been increasing due to high turnover at the property, security issues and increasing maintenance and capital needs. The Local General Partner has requested assistance from the Managing General Partner in funding the capital improvements. The Managing General Partner is currently reviewing this request and has requested a workout plan from the Local General Partner detailing where and how these funds will be used. The Managing General Partner is monitoring property operations closely.

Delmar, located in Gillette, Wyoming has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property need to be completed in the very near future. In the past deficits were being funded by a combination of the accrual of property management fees and the Local General Partner. Due to the Managing General Partner's concerns regarding the long term viability of this property, negotiations with the Local General Partner are underway to develop a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, is negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In addition, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner. Occupancy as of March 31, 1998 is 98%.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continues to operate below break-even. Both properties, as well as Bittersweet Apartments, have received SHARP subsidies in the past which have been an important part of their annual income. Effective October 1, 1997, the Massachusetts Housing Finance Agency
(MHFA) which provided the SHARP subsidies, withdrew future SHARP mortgage subsidies from its portfolio of 77 SHARP subsidized properties. The Managing General

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

Partner has joined a group of interested parties and is working with MHFA to find a solution to the problems that will result as a result of withdrawn subsidies. Given existing operating deficits and the dependence on these subsidies by Cass House, Verdean Gardens and Bittersweet, it is likely that all three properties will default on their mortgage obligations in the near future. It is possible that Partnership Reserves will be used to support these properties until these issues can be resolved. The carrying value of the Partnership's investment in these Local Limited Partnerships is zero at June 30, 1998.

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

Sierra Pointe, located in Las Vegas, Nevada and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to low occupancy. The March 31, 1998 occupancy for Sierra Pointe is 74% and for Terrace is 80%. The Managing General Partner and the Local General Partner are working with the local Housing Authorities in both Nevada and Oklahoma to fill vacant units. Further, the Managing General Partner and Local General Partner negotiated a replacement for the current management agent of Sierra Pointe. The new management agent for Sierra Pointe started March 1, 1998. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)







PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1998.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 13, 1998      BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                          By: 29 Franklin Street, Inc.,
                              its Managing General Partner




                            /s/Randolph G. Hawthorne
                               Randolph G. Hawthorne
                               Managing Director, Vice President and
                               Chief Operating Officer