Form 10-Q
period 1998-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1998-11-09
CIK 810663

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended September 30, 1998
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,






/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller








QH1-Q1.DOC

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                                 ----------------------------------


                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------   -------------------------

Commission file number          0-16796
                         ----------------------------

         Boston Financial Qualified Housing Limited Partnership
       ---------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                        Delaware                             04-2947737
         -------------------------------                  -------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)


    101 Arch Street, Boston, Massachusetts                   02110-1106
   -----------------------------------------              -----------------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                       -----------------------


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

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                               TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1. Financial Statements

         Combined Balance Sheets - September 30, 1998 (Unaudited)
            and March 31, 1998                                            1

         Combined Statements of Operations (Unaudited) -
            For the Three and Six Months Ended
            September 30, 1998 and 1997                                   2

         Combined Statement of Changes in Partners'
            Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1998                   3

         Combined Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1998 and 1997                      4

         Notes to the Combined Financial Statements (Unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11

PART II - OTHER INFORMATION

Items 1-6                                                                 14

SIGNATURE                                                                 15

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




                            COMBINED BALANCE SHEETS


                                                                     September 30,             March 31,
                                                                         1998                    1998
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                            $     238,216           $     243,723
Tenant security deposits                                                     3,976                   4,731
Accounts receivable, net                                                     3,000                   3,000
Marketable securities, at fair value                                     2,072,598               2,025,236
Mortgagee escrow deposits                                                    4,993                   6,020
Replacement reserve escrow                                                   6,398                   6,398
Bond trusts                                                                107,572                 107,572
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 (Note 1)                                                     1,462,744               1,809,096
Deferred charges, net of accumulated
   amortization of $37,081 and $35,469
   in 1998 and 1997, respectively                                           43,533                  45,145
Rental property, at cost, net of
   accumulated depreciation                                              1,124,819               1,145,823
Other assets                                                                34,267                  32,193
                                                                     -------------           -------------
     Total Assets                                                    $   5,102,116           $   5,428,937
                                                                     =============           =============

Liabilities and Partners' Equity
Accounts payable to affiliates                                       $      10,696           $      22,773
Accounts payable and accrued expenses                                       19,722                  27,577
Accrued interest                                                            68,819                  68,819
Tenant security deposits payable                                             3,973                   4,731
Bonds payable                                                            1,210,000               1,210,000
                                                                     -------------           -------------
     Total Liabilities                                                   1,313,210               1,333,900
                                                                     -------------           -------------

Minority interest in Local Limited Partnership                              58,501                  58,589
                                                                     -------------           -------------

General, Initial and Investor Limited Partners' Equity                   3,699,164               4,031,390
Net unrealized gains on marketable securities                               31,241                   5,058
                                                                     -------------           -------------
     Total Partners' Equity                                              3,730,405               4,036,448
                                                                     -------------           -------------
     Total Liabilities and Partners' Equity                          $   5,102,116           $   5,428,937
                                                                     =============           =============

The accompanying notes are integral part of these combined financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                          COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           For the Three and Six Months Ended September 30, 1998 and 1997


                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  1998             1997                 1998               1997
                                            --------------    -------------         -------------    --------------

Revenues:
   Rental                                   $       57,678    $      55,948         $     114,303    $      114,332
   Investment                                       28,909           34,597                60,500            72,288
   Other                                            70,018            2,611                92,564            26,382
                                            --------------    -------------         -------------    --------------
       Total Revenue                               156,605           93,156               267,367           213,002
                                            --------------    -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $62,113 and $83,647 in 1998
     and 1997, respectively)                        67,660           56,515               153,424           130,757
   Rental operations, exclusive
     of depreciation                                23,131           20,879                42,556            52,602
   Interest                                         32,031           20,778                62,035            59,056
   Depreciation                                     10,182           10,182                20,364            20,364
   Amortization                                      8,750           20,924                17,289            41,846
   Adjustment to provision for
     valuation of investments
     in Local Limited Partnerships                       -                -                     -           (55,803)
                                            --------------    -------------         -------------    --------------
       Total Expenses                              141,754          129,278               295,668           248,822
                                            --------------    -------------         -------------    --------------

Income (loss) before minority
   interest and equity in losses of
   Local Limited Partnerships                       14,851          (36,122)              (28,301)          (35,820)

Minority interest in loss (income) of
   Local Limited Partnership                            63              (49)                   88               152

Equity in losses of
   Local Limited Partnerships                      (45,275)        (416,940)             (304,013)       (1,006,353)
                                            --------------    -------------         -------------    --------------

Net Loss                                    $      (30,361)   $    (453,111)        $    (332,226)   $   (1,042,021)
                                            ==============    =============         =============    ==============

Net Loss allocated:
   To General Partners                      $         (303)   $      (4,531)        $      (3,322)   $      (10,420)
   To Limited Partners                             (30,058)        (448,580)             (328,904)       (1,031,601)
                                            --------------    -------------         -------------    --------------
                                            $      (30,361)   $    (453,111)        $    (332,226)   $   (1,042,021)
                                            ==============    =============         =============    ==============

Net Loss per Limited
   Partnership Unit (50,000 Units)          $        (0.60)   $       (8.97)        $       (6.58)   $       (20.63)
                                            ==============    =============         =============    ==============


The accompanying notes are integral part of these combined financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                (A Limited Partnership)

       COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                 (Unaudited)
                For the Six Months Ended September 30, 1998


                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains            Total

Balance at March 31, 1998             $  (394,183)   $     4,648     $ 4,420,925     $     5,058     $ 4,036,448
                                      -----------    -----------     -----------     -----------     -----------

Comprehensive Loss:
   Net Loss                                (3,322)             -        (328,904)              -        (332,226)
   Change in net unrealized gains
   on marketable securities
   available for sale                           -              -               -          26,183          26,183
                                      -----------    -----------     -----------     -----------     -----------
Comprehensive Loss                         (3,322)             -        (328,904)         26,183        (306,043)
                                      -----------    -----------     -----------     -----------     -----------

Balance at September 30, 1998         $  (397,505)   $     4,648     $ 4,092,021     $    31,241     $ 3,730,405
                                      ===========    ===========     ===========     ===========     ===========

The accompanying notes are integral part of these combined financial statements.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                      COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                              1998                 1997
                                                                         -------------         -------------


Net cash used for operating activities                                   $     (97,006)        $     (91,654)
                                                                         -------------         -------------

Cash flows from investing activities:
   Purchases of marketable securities                                         (795,150)           (1,493,980)
   Proceeds from sales and maturities of marketable securities                 774,040             1,477,956
   Cash distributions received from Local Limited Partnerships                 112,609                25,732
   Additions to of rental property and equipment                                     -                  (139)
                                                                         -------------         -------------
Net cash provided by investing activities                                       91,499                 9,569
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                       (5,507)              (82,085)

Cash and cash equivalents, beginning                                           243,723               453,264
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     238,216         $     371,179
                                                                         =============         =============

Supplemental disclosure:
   Cash paid for interest                                                $      62,035         $      59,056
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1998 and 1997.


1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in thirty-three Local Limited Partnerships, excluding Hughes Apartments Ltd. ("Hughes"), which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, generally owns a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor, Graver Inn, 600 Dakota and Duluth which are 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at September 30, 1998 is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $24,846,554)                                 (35,981,012)

Cumulative cash distributions received from Local Limited Partnerships                        (1,715,158)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,440,005)

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,725,764

   Accumulated amortization of acquisition fees and expenses                                  (1,137,814)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      2,147,945

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        ----------------
                                                                                        $      1,462,744
                                                                                        ----------------

The Partnership's share of net losses of the Local Limited Partnerships, excluding Hughes, for the six months ended September 30, 1998 is $2,549,541. For the six months ended September 30, 1998, the Partnership has not recognized $2,330,835 of equity in losses relating to twenty-six Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            (A Limited Partnership)

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective April 1, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

3.   Supplemental Combining Schedules

                                                    Balance Sheets

                                              Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)
Assets
Cash and cash equivalents                      $     235,604    $       2,612     $           -    $     238,216
Tenant security deposits                                   -            3,976                 -            3,976
Accounts receivable, net                              56,490                -           (53,490)           3,000
Marketable securities, at fair value               2,072,598                -                 -        2,072,598
Mortgagee escrow deposits                                  -            4,993                 -            4,993
Replacement reserve escrow                                 -            6,398                 -            6,398
Bond trusts                                                -          107,572                 -          107,572
Investments in Local Limited
   Partnerships, net                               1,365,892                -            96,852        1,462,744
Deferred charges, net                                      -           43,533                 -           43,533
Rental property at cost, net                               -        1,092,283            32,536        1,124,819
Other assets                                          27,853            6,414                 -           34,267
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   3,758,437    $   1,267,781     $      75,898    $   5,102,116
                                               =============    =============     =============    =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $      10,696    $      53,490     $     (53,490)   $      10,696
Accounts payable and accrued
   expenses                                           17,336            2,386                 -           19,722
Accrued interest                                           -           68,819                 -           68,819
Tenant security deposits payable                           -            3,973                 -            3,973
Bonds payable                                              -        1,210,000                 -        1,210,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                                28,032        1,338,668           (53,490)       1,313,210
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                             -               -             58,501           58,501
                                               -------------    ------------      --------------   -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           3,699,164          (70,887)           70,887        3,699,164
Net unrealized gains on marketable
   securities                                         31,241                -                 -           31,241
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity (Deficiency)           3,730,405          (70,887)           70,887        3,730,405
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity (Deficiency)           $   3,758,437    $   1,267,781     $      75,898    $   5,102,116
                                               =============    =============     =============    =============

(A) As of September 30, 1998.
(B) As of June 30, 1998.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


3.   Supplemental Combining Schedules (continued)

                                               Statements of Operations
                                     For the Three Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits       Apartments                         Combined
                                                  L.P. (A)           Ltd.(B)       Eliminations          (A)

Revenue:
   Rental                                      $          -     $      57,678     $           -    $      57,678
   Investment                                         28,886               23                 -           28,909
   Other                                              67,907            2,111                 -           70,018
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    96,793           59,812                 -          156,605
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                         67,660                -                 -           67,660
   Rental operations, exclusive
     of depreciation                                       -           23,131                 -           23,131
   Interest                                                -           32,031                 -           32,031
   Depreciation                                            -           10,182                 -           10,182
   Amortization                                        7,944              806                 -            8,750
                                               -------------    -------------     -------------    -------------
     Total Expenses                                   75,604           66,150                 -          141,754
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited Partnership and
   equity in losses of Local Limited
   Partnerships                                       21,189           (6,338)                -           14,851

Minority interest in losses of
   Local Limited Partnership                               -                -                63               63

Equity in losses of Local
   Limited Partnerships                              (51,550)               -             6,275          (45,275)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $     (30,361)   $      (6,338)    $       6,338    $     (30,361)
                                               =============    =============     =============    =============


(A) For the three months ended September 30, 1998.
(B) For the three months ended June 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                          Statements of Operations
                               For the Six Months Ended September 30, 1998


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits        Apartments                        Combined
                                                  L.P. (A)           Ltd.(B)       Eliminations          (A)

Revenue:
   Rental                                      $          -     $     114,303     $           -    $     114,303
   Investment                                         60,364              136                 -           60,500
   Other                                              89,277            3,287                 -           92,564
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   149,641          117,726                 -          267,367
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        153,424                -                 -          153,424
   Rental operations, exclusive
     of depreciation                                       -           42,556                 -           42,556
   Interest                                                -           62,035                 -           62,035
   Depreciation                                            -           20,364                 -           20,364
   Amortization                                       15,677            1,612                 -           17,289
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  169,101          126,567                 -          295,668
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited Partnership and
   equity in losses of Local Limited
   Partnerships                                      (19,460)          (8,841)                -          (28,301)

Minority interest in losses of
   Local Limited Partnership                               -                -                88               88

Equity in losses of Local
   Limited Partnerships                             (312,766)               -             8,753         (304,013)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (332,226)   $      (8,841)    $       8,841    $    (332,226)
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

                        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                      (A Limited Partnership)

                         NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                                (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                               Statements of Cash Flows


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)

Net cash provided by (used for)
   operating activities                        $     (97,154)   $         148     $          -     $     (97,006)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities               (795,150)               -                 -         (795,150)
   Proceeds from sales and maturities
     of marketable securities                        774,040                -                 -          774,040
   Cash distributions received from
     Local Limited Partnerships                      112,609               -                  -          112,609
                                               -------------    -------------     -------------    -------------
Net cash provided by investing
   activities                                         91,499                -                 -           91,499
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                        (5,655)             148                 -           (5,507)

Cash and cash equivalents, beginning                 241,259            2,464                 -          243,723
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     235,604    $       2,612     $           -    $     238,216
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1998.
(B) For the six months ended June 30, 1998.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $238,216 as compared with $243,723 at March 31, 1998. The decrease is attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. These decreases in cash and cash equivalents are offset by cash distributions received from Local Limited Partnerships.

At September 30, 1998, approximately $1,665,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 1998. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to Limited Partners from this source in the future.

Result of Operations

The Partnership's results of operations for the six months ended September 30, 1998 resulted in a net loss of $332,226 as compared to a net loss of $1,042,021 for the same period in 1997. The decrease is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                  (A Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

Limited Partnership interests have been acquired in thirty-four Local Limited Partnerships which own and operate rental properties located in nineteen states. Fourteen of the properties with 774 apartments were newly constructed, and twenty of the properties with 2,091 apartments were rehabilitated.

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

As previously reported, Boulevard Common, located in Chicago, Illinois, has been experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. The Managing General Partner is working with the Local General Partners and HUD to resolve these issues. Occupancy as of September 30, 1998 is 90%. In October 1998, affiliates of the Managing General Partner effectuated a removal of the Local General Partners and replaced them with a new non profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Partnership.

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

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, is still negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In addition, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner.
Occupancy as of September 30, 1998 is 92%.

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                               (A Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by the Agency. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On September 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to low occupancy. The September 30, 1998 occupancy for Sierra Pointe is 89% and for Terrace is 96%. The Managing General Partner and the Local General Partner are working with the local Housing Authorities in both Nevada and Oklahoma to fill vacant units. Furthermore, the Managing General Partner and Local General Partner negotiated a replacement for the current management agent of Sierra Pointe. The new management agent for Sierra Pointe started March 1, 1998. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy.

Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                               (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 9, 1998           BOSTON FINANCIAL QUALIFIED HOUSING
                                    LIMITED PARTNERSHIP

                               By:  29 Franklin Street, Inc.,
                                    its Managing General Partner


                                    /s/Randolph G. Hawthorne
                                    Randolph G. Hawthorne
                                    Managing Director, Vice President and
                                    Chief Operating Officer