Form 10-Q
period 1998-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1999-02-11
CIK 810663

February        , 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-Q for Quarter Ended December 31, 1998
         File No. 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,






/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller








QH1-Q3.DOC

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December  31, 1998
                                 ---------------------------------


                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period                 from                 to


Commission file number    0-16796
                        ---------

               Boston Financial Qualified Housing Limited Partnership
             --------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                          04-2947737
   ---------------------------------                    ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


     101 Arch Street, Boston, Massachusetts                    02110-1106
    ----------------------------------------                ---------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (617)439-3911
                                                       ----------------------


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

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                              (A Limited Partnership)

                                 TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1. Financial Statements

         Combined Balance Sheets - December 31, 1998 (Unaudited)
            and March 31, 1998                                               1

         Combined Statements of Operations (Unaudited) - For the
            Three and Nine Months Ended December 31, 1998 and 1997           2

         Combined Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 1998        3

         Combined Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1998 and 1997                          4

         Notes to the Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

PART II - OTHER INFORMATION

Items 1-6                                                                    14

SIGNATURE                                                                    15

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)



                              COMBINED BALANCE SHEETS


                                                                     December 31,                March 31,
                                                                         1998                       1998
                                                                      (Unaudited)
Assets
Cash and cash equivalents                                            $     248,838           $     243,723
Tenant security deposits                                                     3,999                   4,731
Accounts receivable, net                                                     3,000                   3,000
Marketable securities, at fair value                                     1,952,000               2,025,236
Mortgagee escrow deposits                                                   12,143                   6,020
Replacement reserve escrow                                                   6,398                   6,398
Bond trusts                                                                107,572                 107,572
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 (Note 1)                                                     1,351,071               1,809,096
Deferred charges, net of accumulated
   amortization of $37,887 and $35,469
   in 1998 and 1997, respectively                                           42,727                  45,145
Rental property, at cost, net of
   accumulated depreciation                                              1,114,179               1,145,823
Other assets                                                                41,806                  32,193
                                                                     -------------           -------------
     Total Assets                                                    $   4,883,733           $   5,428,937
                                                                     =============           =============

Liabilities and Partners' Equity
Accounts payable to affiliates                                       $      11,281           $      22,773
Accounts payable and accrued expenses                                       37,863                  27,577
Accrued interest                                                            68,819                  68,819
Tenant security deposits payable                                             3,809                   4,731
Bonds payable                                                            1,210,000               1,210,000
                                                                     -------------           -------------
     Total Liabilities                                                   1,331,772               1,333,900
                                                                     -------------           -------------

Minority interest in Local Limited Partnership                              58,398                  58,589
                                                                     -------------           -------------

General, Initial and Investor Limited Partners' Equity                   3,474,602               4,031,390
Net unrealized gains on marketable securities                               18,961                   5,058
                                                                     -------------           -------------
     Total Partners' Equity                                              3,493,563               4,036,448
                                                                     -------------           -------------
     Total Liabilities and Partners' Equity                          $   4,883,733           $   5,428,937
                                                                     =============           =============

The accompanying notes are an integral part of these combined financial statements.


                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                               (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                    (Unaudited)
          For the Three and Nine Months Ended December 31, 1998 and 1997


                                                   Three Months Ended                     Nine Months Ended
                                             December 31,      December 31,         December 31,      December 31,
                                                  1998             1997                 1998               1997
                                            --------------    -------------         -------------    --------------

Revenues:
   Rental                                   $       53,478    $      57,934         $      167,781   $      172,266
   Investment                                       33,821           35,467                 94,321          107,755
   Other                                             8,156            2,929                100,721           29,311
                                            --------------    -------------         --------------   --------------
       Total Revenue                                95,455           96,330                362,823          309,332
                                            --------------    -------------         --------------   --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $95,499 and $119,312 in 1998
     and 1997, respectively)                       139,336           73,898                292,760          204,655
   Bad debt expense                                      -           52,665                      -           52,665
   Rental operations, exclusive
     of depreciation                                20,193           25,312                 62,749           77,914
   Interest                                         34,024           29,498                 96,058           88,554
   Depreciation                                     10,182           10,182                 30,546           30,546
   Amortization                                      8,645           20,923                 25,934           62,769
   Provision for valuation of investments
     in Local Limited Partnerships                   8,587                -                  8,587          (55,803)
                                            --------------    -------------         --------------   --------------
       Total Expenses                              220,967          212,478                516,634          461,300
                                            --------------    -------------         --------------   --------------

Loss before minority
   interest and equity in losses of
   Local Limited Partnerships                     (125,512)        (116,148)              (153,811)        (151,968)

Minority interest in loss of
   Local Limited Partnership                           103               63                    191              215

Equity in losses of
   Local Limited Partnerships                      (99,153)        (576,523)              (403,168)      (1,582,876)
                                            --------------    -------------         --------------   --------------

Net Loss                                    $     (224,562)   $    (692,608)        $     (556,788)  $   (1,734,629)
                                            ==============    =============         ==============   ==============

Net Loss allocated:
   To General Partners                      $       (2,246)   $      (6,926)        $       (5,568)  $      (17,346)
   To Limited Partners                            (222,316)        (685,682)              (551,220)      (1,717,283)
                                            --------------    -------------         --------------   --------------
                                            $     (224,562)   $    (692,608)        $     (556,788)  $   (1,734,629)
                                            ==============    =============         ==============   ==============
Net Loss per Limited
     Partnership Unit (50,000 Units)        $        (4.45)   $      (13.72)        $      (11,02)   $       (34.35)
                                            ==============    =============         =============    ==============


The accompanying notes are an integral part of these combined financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


           COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                (Unaudited)
               For the Nine Months Ended December 31, 1998


                                                        Initial       Investor         Net
                                       General          Limited        Limited     Unrealized
                                       Partners        Partners       Partners        Gains          Total

Balance at March 31, 1998             $  (394,183)   $     4,648     $ 4,420,925  $    5,058     $  4,036,448
                                      -----------    -----------     -----------  ----------     ------------

Comprehensive Income (Loss):
   Net Loss                                (5,568)             -        (551,220)          -         (556,788)
   Change in net unrealized gains
   on marketable securities
   available for sale                           -              -               -       13,903          13,903
                                      -----------    -----------     -----------  -----------     -----------
Comprehensive Income (Loss)                (5,568)             -        (551,220)      13,903        (542,885)
                                      -----------    -----------     -----------  -----------     -----------

Balance at December 31, 1998          $  (399,751)   $     4,648     $ 3,869,705  $    18,961     $ 3,493,563
                                      ===========    ===========     ===========  ===========     ===========

The accompanying notes are an integral part of these combined financial statements.

                 BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                           COMBINED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
             For the Nine Months Ended December 31, 1998 and 1997



                                                                              1998                 1997
                                                                         -------------         -----------


Net cash used for operating activities                                    $  (209,407)         $  (126,154)
                                                                          -----------          -----------

Cash flows from investing activities:
   Purchases of marketable securities                                      (1,095,072)          (1,892,652)
   Proceeds from sales and maturities of marketable securities              1,186,985            1,842,880
   Cash distributions received from Local Limited Partnerships                122,609               25,732
   Additions to rental property and equipment                                       -                 (139)
                                                                          -----------          -----------
Net cash provided by (used for) investing activities                          214,522              (24,179)
                                                                          -----------          -----------

Net increase (decrease) in cash and cash equivalents                            5,115             (150,333)

Cash and cash equivalents, beginning                                          243,723              453,264
                                                                          -----------          -----------

Cash and cash equivalents, ending                                         $   248,838          $   302,931
                                                                          ===========          ===========

Supplemental disclosure:
Cash paid for interest                                                    $    96,059          $    59,060
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1998 and 1997.


1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in thirty-three Local Limited Partnerships, excluding Hughes Apartments Ltd. ("Hughes"), which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, owns a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor, Graver Inn, 600 Dakota and Duluth which are 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at December 31, 1998 is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $26,259,970)                                 (36,075,167)

Cumulative cash distributions received from Local Limited Partnerships                        (1,725,158)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,544,160)

Excess of investment costs over underlying net assets acquired:

   Acquisition fees and expenses                                                               4,725,764

   Accumulated amortization of acquisition fees and expenses                                  (1,145,332)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      2,036,272

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        $      1,351,071

The Partnership's share of net losses of the Local Limited Partnerships, excluding Hughes, for the nine months ended December 31, 1998 is $4,057,112. For the nine months ended December 31, 1998, the Partnership has not recognized $3,744,251 of equity in losses relating to twenty-nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

3.   Transfer of Interest in Local Limited Partnerships

During the quarter ended December 31, 1998, the Managing General Partner transferred 50% of its interest in capital and profits of Boulevard Common and Delmar to their respective local general partners. Included in each of these transfers is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

           NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

3.   Supplemental Combining Schedules

                                                  Balance Sheets

                                              Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)
Assets
Cash and cash equivalents                      $     246,433    $       2,405     $           -    $     248,838
Tenant security deposits                                   -            3,999                 -            3,999
Accounts receivable, net                              56,490                -           (53,490)           3,000
Marketable securities, at fair value               1,952,000                -                 -        1,952,000
Mortgagee escrow deposits                                  -           12,143                 -           12,143
Replacement reserve escrow                                 -            6,398                 -            6,398
Bond trusts                                                -          107,572                 -          107,572
Investments in Local Limited
   Partnerships, net                               1,243,744                -           107,327        1,351,071

Deferred charges, net                                      -           42,727                 -           42,727
Rental property at cost, net                               -        1,081,964            32,215        1,114,179
Other assets                                          29,972           11,834                 -           41,806
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   3,528,639    $   1,269,042     $      86,052    $   4,883,733
                                               =============    =============     =============    =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $      11,281    $      53,490     $     (53,490)    $     11,281
Accounts payable and accrued
   expenses                                           23,795           14,068                 -           37,863
Accrued interest                                           -           68,819                 -           68,819

Tenant security deposits payable                           -            3,809                 -            3,809
Bonds payable                                              -        1,210,000                 -        1,210,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                                35,076        1,350,186           (53,490)       1,331,772
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                            -                -             58,398           58,398
                                               -------------    ------------      -------------    -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           3,474,602          (81,144)           81,144        3,474,602
Net unrealized gains on marketable
   securities                                         18,961                -                 -           18,961
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity (Deficiency)           3,493,563          (81,144)           81,144        3,493,563
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity (Deficiency)           $   3,528,639    $   1,269,042     $      86,052    $   4,883,733
                                               =============    =============     =============    =============

(A) As of December 31, 1998.
(B) As of September 30, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


3.   Supplemental Combining Schedules (continued)

                                Statements of Operations
                    For the Three Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits       Apartments                         Combined
                                                  L.P. (A)           Ltd.(B)       Eliminations          (A)

Revenue:
   Rental                                      $          -     $      53,478     $           -    $      53,478
   Investment                                         33,799               22                 -           33,821
   Other                                               6,710            1,446                 -            8,156
                                               -------------    -------------     -------------    -------------
     Total Revenue                                    40,509           54,946                 -           95,455
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        139,336                -                 -          139,336

   Rental operations, exclusive
     of depreciation                                       -           20,193                 -           20,193
   Interest                                                -           34,024                 -           34,024

   Depreciation                                            -           10,182                 -           10,182
   Amortization                                        7,839              806                 -            8,645
   Provision for valuation of investments
     in Local Limited Partnerships                     8,587                -                 -            8,587
                                               -------------    -------------     -------------    -------------
       Total Expenses                                155,762           65,205                 -          220,967
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses
   of Local Limited  Partnership and equity
   in losses of Local Limited
   Partnerships                                     (115,253)         (10,259)                -         (125,512)

Minority interest in losses of
   Local Limited Partnership                               -                -               103              103

Equity in losses of Local
   Limited Partnerships                             (109,309)               -            10,156          (99,153)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (224,562)   $     (10,259)    $      10,259    $    (224,562)
                                               =============    =============     =============    =============


(A) For the three months ended December 31, 1998.
(B) For the three months ended September 30, 1998.

                     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)
                NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                    (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                             Statements of Operations
                                    For the Nine Months Ended December 31, 1998


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits        Apartments                        Combined
                                                  L.P. (A)           Ltd.(B)       Eliminations          (A)

Revenue:
   Rental                                      $           -    $     167,781     $           -    $     167,781
   Investment                                         94,163              158                 -           94,321
   Other                                              95,987            4,734                 -          100,721
                                               -------------    -------------     -------------    -------------
       Total Revenue                                 190,150          172,673                 -          362,823
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        292,760                -                 -          292,760
   Rental operations, exclusive
     of depreciation                                       -           62,749                 -           62,749
   Interest                                                -           96,058                 -           96,058

   Depreciation                                            -           30,546                 -           30,546
   Amortization                                       23,516            2,418                 -           25,934
   Provision for valuation of investment
     in Local Limited Partnerships                     8,587                -                 -            8,587
                                               -------------    -------------     -------------    -------------
       Total Expenses                                324,863          191,771                 -          516,634
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses of
   Local Limited  Partnership and equity
   in losses of Local Limited
   Partnerships                                     (134,713)         (19,098)                -         (153,811)

Minority interest in losses of
   Local Limited Partnership                               -                -               191              191

Equity in losses of Local
   Limited Partnerships                             (422,075)               -            18,907         (403,168)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (556,788)   $     (19,098)    $      19,098    $    (556,788)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)
                 NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                     (Unaudited)

3.   Supplemental Combining Schedules (continued)

                                             Statements of Cash Flows


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)

Net cash used for operating activities         $    (209,348)   $         (59)    $           -    $    (209,407)
                                               -------------    -------------     -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities             (1,095,072)               -                 -       (1,095,072)
   Proceeds from sales and maturities
     of marketable securities                      1,186,985                -                 -        1,186,985
   Cash distributions received from
     Local Limited Partnerships                      122,609                -                 -          122,609
                                               -------------    -------------     -------------    -------------
Net cash provided by investing
   activities                                        214,522                -                 -          214,522
                                               -------------    -------------     -------------    -------------

Net increase (decrease) in cash and cash
   equivalents                                         5,174              (59)                -            5,115


Cash and cash equivalents, beginning                 241,259            2,464                 -          243,723
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     246,433    $       2,405     $           -    $     248,838
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1998.
(B) For the nine months ended September 30, 1998.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $248,838 as compared with $243,723 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities, partially off-set by cash used for operations. The decrease in cash and cash equivalents is also offset by cash distributions received from Local Limited Partnerships.

At December 31, 1998, approximately $1,665,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1998, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 1998. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to Limited Partners from this source in the future.

Result of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1998 resulted in net losses of $224,562 and $556,788, respectively, as compared to net losses of $692,608 and $1,734,629 for the same respective periods in 1997. The decreases are primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

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

Most of the thirty-four Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or are generating positive operating cash flow. A number of properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired. The Managing General Partner continues to monitor property operations closely.

As previously reported, Boulevard Common, located in Chicago, Illinois, has been experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner effectuated a removal of the Local General Partners and replaced them with a new non profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Partnership. Further, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed. Occupancy as of December 31, 1998 was 82%.

Delmar, located in Gillette, Wyoming, has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property needs to be completed in the very near future. In the past, deficits were being funded by a combination of the accrual of property management fees and the Local General Partner. Due to the Managing General Partner's concerns regarding the long term viability of this property, the Managing General Partner negotiated with the Local General Partner a plan that will ultimately transfer ownership of the property to the Local General Partner. The plan includes provisions to minimize the risk of recapture.
The plan is currently being reviewed by HUD for its approval.

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, is still negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In addition, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner. Occupancy as of September 30, 1998 was 92%.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

As previously reported, Cass House and Verdean Gardens, Massachusetts properties which share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODLs). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODLs from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to occupancy issues. The December 31, 1998 occupancy for Sierra Pointe is 85% and for Terrace is 92%. The Managing General Partner and the Local General Partner are working with the local Housing Authorities in both Nevada and Oklahoma to fill vacant units. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy.

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

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1998.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                 (A Limited Partnership)

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February  , 1998                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          LIMITED PARTNERSHIP

                                     By:  29 Franklin Street, Inc.,
                                          its Managing General Partner


                                          /s/Randolph G. Hawthorne
                                          _____________________
                                          Randolph G. Hawthorne
                                          Managing Director, Vice President and
                                          Chief Operating Officer