Form 10-K
period 1999-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1999-06-25
CIK 810663

June 25, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

       Boston Financial Qualified Housing Limited Partnership
       Form 10-K Annual Report for the Year Ended March 31, 1999
       File Number 0-16796


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller

QH110K-K.98

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

For the fiscal year ended                                Commission file number
March 31, 1999                                                    0-16796

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

         Delaware                                                  04-2947737
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)
    101 Arch Street, 16th Floor
         Boston, Massachusetts                                    02110-1106
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

                                         $50,000,000 as of March 31, 1999

DOCUMENTS INCORPORATED BY REFERENCE:LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.


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

                 ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999

                                      TABLE OF CONTENTS



PART 1           Page No.

       Item 1     Business                                                  K-3
       Item 2     Properties                                                K-6
       Item 3     Legal Proceedings                                        K-13
       Item 4     Submission of Matters to a
                     Vote of Security Holders                              K-13

PART II

       Item 5     Market for the Registrant's Units
                    and Related Security Holder Matters                    K-14
       Item 6     Selected Financial Data                                  K-15
       Item 7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    K-16
       Item 7A    Quantitative and Qualitative Disclosures about
                    Market Risk                                            K-20
       Item 8     Financial Statements and Supplementary Data              K-20
       Item 9     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   K-20

PART III

       Item 10    Directors and Executive Officers
                    of the Registrant                                      K-20
       Item 11    Management Remuneration                                  K-22
       Item 12    Security Ownership of Certain Beneficial
                    Owners and Management                                  K-22
       Item 13    Certain Relationships and Related
                    Transactions                                           K-22

PART IV

       Item 14    Exhibits, Financial Statement Schedule
                   and Reports on Form 8-K                                 K-25


SIGNATURES                                                                 K-26

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

                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA



                 Properties owned by                                                  Date
                    Local Limited                                                   Interest
                     Partnerships                          Location                 Acquired

              Barrington Manor                        Fargo, ND                     12/31/87
              Bingham                                 Bingham, ME                   12/30/87
              Birmingham Village                      Randolph, ME                  12/30/87
              Bittersweet                             Randolph, MA                  10/27/87
              Boulevard Commons                       Chicago, IL                   07/14/88
              Brentwood Manor II                      Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane                           Newnan, GA                    08/01/88
              Coronado Courts                         Douglas, AZ                   12/18/87
              Country Estates                         Glennville, GA                03/01/88
              600 Dakota                              Wahpeton, ND                  10/01/88
              Delmar                                  Gillette, WY                  10/01/88
              Duluth                                  Sioux Falls, SD               10/01/88
              Elmore Hotel                            Great Falls, MT               12/22/87
              Graver Inn                              Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Hughes                                  Mandan, ND                    12/31/87
              Lakeview Heights                        Clearfield, UT                12/30/87
              Logan Plaza                             New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View                           New Sweden, ME                12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Pebble Creek                            Arlington, TX                 06/20/88
              Hillcrest III                           Perryville, MO                03/31/89
              Pine Village                            Pine Mountain, GA             03/01/88
              Rolling Green                           Edmond, OK                    09/30/87
              Sierra Pointe                           Las Vegas, NV                 09/01/87
              Sierra Vista                            Aurora, CO                    09/30/87
              Talbot Village                          Talbotton, GA                 03/01/88
              Terrace                                 Oklahoma City, OK             11/20/87
              Trenton                                 Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village                       Rincon, GA                    03/01/88
              Windsor Court                           Aurora, CO                    12/30/87


* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Graver Inn, 600 Dakota and Duluth where the Partnership's ownership interest is 49.5%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Since the Partnership invests as a limited partner, the Partnership has no contracted obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. During the years ended March 31, 1999 and 1998, the Partnership advanced approximately $2,601 and $3,000, respectively, to five Local Limited Partnerships to fund operating deficits and other various property issues.

The Partnership's primary source of working capital is investment income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flow from operations of its Local Limited Partnership interests. It is expected that these sources of funds will provide adequate working capital to the Partnership.

With the exception of Hughes, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor and Sierra Point Limited Partnerships, representing 29.78%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) Graver Inn, Barrington Manor, 600 Dakota and Duluth Limited Partnerships, representing 3.32%, have Jerry L. Meide and RRABB, Inc. as Local General Partners (see discussion below); (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.52%, have WHP Holdings, Inc. as the Local General Partners; (iv) Trenton, Delmar and Lakeview Heights Limited Partnerships, representing 2.59%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (v) Bingham, Birmingham and New Sweden Limited Partnerships, representing 1.95%, have Charles B. Mattson and Todd Mattson as Local General Partners; (vi) Cass House and Verdean Gardens Limited Partnerships, representing 12.42%, have Cruz Development Corporation as the Local General Partner; and (vii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnerships, representing 2.74%, have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

On November 10, 1997, the Partnership transferred 50% of its interest in Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner. Included in these transfers is a put option granting the Managing General Partner the right to put the Partnership's remaining interest to the local general partner any time after one year has elapsed. These properties represent 3.32% of capital contributions.

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

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-four Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Graver Inn, 600 Dakota, and Duluth where the Partnership's ownership interest is 49.5%.

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



                                                   Capital Contributions

      Local Limited Partnership                       Total             Paid          Mtge. Loans                      Occupancy at
            Property Name           Number of       Committed at       Through        Payable at         Type of         March 31,
          Property Location        Apts. Units     March 31, 1999  March 31, 1999  December 31, 1998     Subsidy *         1999
-----------------------------------------------------------------------------------------------------------------------------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                               18        $     175,200     $    175,200    $    595,000          Section 8            89%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Gingham
Gingham, ME                             24              240,900          240,900       1,160,527            FmHA               96%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                            24              236,520          236,520       1,155,244            FmHA              100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                            35              620,500          620,500       2,383,518            None              100%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                            212            4,527,850        4,527,850      10,684,574          Section 8            85%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                              22              300,000          300,000         760,183          Section 8            95%




                                            Capital Contributions
      Local Limited Partnership                         Total             Paid          Mtge. Loans                     Occupancy at
            Property Name          Number of         Committed at        Through         Payable at        Type of       March 31,
          Property Location       Apts. Units       March 31, 1999    March 31, 1999  December 31, 1998    Subsidy *       1999
-----------------------------------------------------------------------------------------------------------------------------------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                             111             2,141,090       2,141,090      12,685,999            None              100%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                              50               282,510         282,510       1,468,129            None               92%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                            145             1,800,000       1,800,000       3,696,251          Section 8            98%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                          24               121,910         121,910         593,661            FmHA              100%

600 Dakota Properties
   Limited Partnership
600 Dakota
Wahpeton, ND                            28               113,000         113,000         620,000          Section 8            83%

Delmar Housing Associates
   Limited Partnership
Delmar
Gillette, WY                            16               128,000         128,000         413,205          Section 8            99%




                                                  Capital Contributions
      Local Limited Partnership                           Total             Paid         Mtge. Loans                    Occupancy at
            Property Name           Number of         Committed at        Through        Payable at        Type of       March 31,
          Property Location        Apts. Units       March 31, 1999    March 31, 1999  December 31, 1998   Subsidy *       1999
------------------------------------------------------------------------------------------------------------------------------------

Duluth Limited Partnership
Duluth
Sioux Falls, SD                         11               107,000         107,000          255,179         Section 8            60%

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                         60             1,022,000       1,022,000        3,186,932         Section 8            95%

Graver Inn
   Limited Partnership
Graver Inn
Fargo, ND                               70               819,500         819,500        1,911,129         Section 8            78%

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                             30               350,400         350,400        2,110,234         Section 8            97%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                            101             2,048,750       2,048,750        3,536,511           None               98%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                              47               379,453         379,453        1,210,000         Section 8            98%





                                                  Capital Contributions
      Local Limited Partnership                          Total            Paid           Mtge. Loans                    Occupancy at
            Property Name           Number of         Committed at      Through          Payable at        Type of       March 31,
          Property Location        Apts. Units       March 31, 1999   March 31, 1999   December 31, 1998   Subsidy *        1999
-----------------------------------------------------------------------------------------------------------------------------------

Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                          83               584,000         584,000        2,765,967         Section 8            91%

Logan Plaza Associates
Logan Plaza
New York NY                            130             2,240,000       2,240,000       10,784,320           None               98%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                             76             1,365,100       1,365,100        3,146,176         Section 8            99%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                          24               237,250         237,250        1,158,762           FmHA               88%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                          352             2,512,941       2,512,941        7,955,434         Section 8            95%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                          24               128,115         128,115          638,634             FmHA             88%





                                                  Capital Contributions
      Local Limited Partnership                         Total            Paid          Mtge. Loans                      Occupancy at
            Property Name            Number of       Committed at      Through         Payable at           Type of       March 31,
          Property Location         Apts. Units     March 31, 1999   March 31, 1999  December 31, 1998      Subsidy *       1999
-----------------------------------------------------------------------------------------------------------------------------------

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                      36                188,340         188,340          936,427           FmHA               98%

Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                            166              1,855,650       1,855,650        4,756,724         Section 8            92%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                         209              3,016,008       3,016,008        7,401,300         Section 8            85%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                            160              2,271,751       2,271,751        6,246,475         Section 8           100%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                          24                121,180         121,180          599,804           FmHA               96%

Terrace Housing Associates,
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK                     206              1,950,550       1,950,550        5,221,404         Section 8            91%




                                                  Capital Contributions
      Local Limited Partnership                          Total           Paid           Mtge. Loans                     Occupancy at
            Property Name          Number of         Committed at       Through         Payable at         Type of       March 31,
          Property Location       Apts. Units       March 31, 1999   March 31, 1999   December 31, 1998    Subsidy *        1999
-----------------------------------------------------------------------------------------------------------------------------------

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                    37                 237,250         237,250           821,747        Section 8           100%

Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                      110               2,409,000       2,409,000        14,189,091         None                90%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                            57                 288,400         288,400         1,472,966          FmHA              100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                           143               1,815,500       1,815,500         4,474,113       Section 8             96%
                                 -------            ------------    ------------     -------------
                                   2,865              36,635,618      36,635,618       120,995,620
                                 =======
   Less:  Hughes Apartments                              379,453         379,453         1,210,000
                                                    ------------    ------------     -------------
                                                    $ 36,256,165    $ 36,256,165     $ 119,785,620
                                                    ============    ============     =============


     *FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide: 1) direct below-market-rate mortgage loans for rural rental housing;
                  2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

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

As of June 15, 1999, there were 3,301 record holders of Units of the Partnership.

Cash distributions,  when made,  are paid annually.   No cash distributions were
paid during the years ended March 31, 1999, 1998 and 1997.

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

                                    March 31,      March 31,          March 31,       March 31,         March 31,
                                      1999           1998               1997            1996              1995

Revenue (B)                      $   465,783     $     414,211    $      435,791    $     191,229    $       77,348
Equity in losses of Local
   Limited Partnerships (B)         (311,996)       (2,321,647)       (2,041,502)      (2,657,886)       (2,732,227)
Net loss                            (542,258)       (2,927,278)       (2,048,112)      (2,278,003)       (3,142,627)
   Per Limited Partnership Unit       (10.74)           (57.96)           (40.55)          (45.10)           (62.22)
Cash and cash equivalents (B)        225,822           243,723           453,264          678,567           308,216
Marketable securities              1,935,991         2,025,236         1,923,032        1,998,381         2,066,336
Investment in Local Limited
   Partnerships                    1,436,677         1,809,097         4,558,388        6,411,602         8,922,540
Total assets                       4,913,505         5,428,937         8,369,107       10,458,754        11,358,168
Long-term debt                     1,210,000         1,210,000         1,210,000        1,210,000                 -
Cash distribution                          -                 -                 -                -                 -
   Per Limited Partnership Unit            -                 -                 -                -                 -
Other Data:
Passive loss (A)                  (7,543,721)       (7,045,034)       (7,537,782)      (6,502,105)       (6,757,956)
   Per Limited Partnership
     Unit (A)                        (149.37)          (139.49)          (149.25)         (128.74)          (133.81)
Portfolio income (A)                 327,862           308,954           389,939          442,059           321,042
   Per Limited Partnership
     Unit (A)                           6.49              6.12              7.72             8.75              6.36
Low-Income Housing
  Tax Credits (A)                  4,335,200         6,904,667         7,559,531        7,652,372         7,512,822
  Per Limited Partnership
     Unit (A)                          85.69            136.50            149.47           151.31            148.55
Local Limited Partnership
   interests owned at end
     of period                            34                34                34               34                34

 (A) Income tax information is as of December 31, the year end of the Partnership for income tax purposes. The Low-Income Housing Tax Credit per Limited Partnership Unit for 1998, 1997, 1996, 1995 and 1994 represents the amount distributed to individual investors based upon 50,000 outstanding Units. Corporate investors received Low-Income Housing Tax Credits of $92.64, $146.42, $159.39, $161.23 and $158.40
         per Unit in 1998, 1997 1996, 1995 and 1994, respectively.

(B)      March  31,  1999,  1998,  1997  and  1996  revenue  includes  $239,149,
         $245,380, $237,895 and $28,827, respectively, of rental and other revenue from Hughes Apartments that is included in the combined revenue in the Statements of Operations.

         March 31, 1999, 1998, 1997 and 1996 equity in losses of Local Limited Partnerships does not include $26,568, $25,528, $36,820 and $13,329, respectively, of losses from Hughes Apartments that have been combined with the Partnership's loss in the Statements of Operations

         March 31, 1999, 1998, 1997 and 1996 cash and cash equivalents includes $4,064, $2,464, $2,544 and $26,084, respectively, of cash and cash equivalents from Hughes Apartments that has been combined with the Partnership in the Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31,  1999,  the  Partnership,  including  the combined  entity  (Hughes
Apartments, Ltd.), has cash and cash equivalents of $225,822 as compared with $243,723 at March 31, 1998. The decrease is primarily attributable to cash used for operations. These decreases to cash and cash equivalents are partially offset by cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities.

At March 31, 1999, approximately $1,543,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. During the year ended March 31, 1999, the Partnership advanced $2,601 to one Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the three years ended March 31, 1999. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

1999 versus 1998

The Partnership's results of operations for the year ended March 31, 1999 resulted in a net loss of $542,258 as compared to a net loss of $2,927,278 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative distributions exceeded its total investment in these Partnerships and a decrease in provision for valuation of investments and bad debt expense.

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

Low-Income Housing Tax Credits

The 1998, 1997 and 1996 Low-Income Housing Tax Credits per Unit for individuals were $85.69, $136.50 and $149.47, respectively. The 1998, 1997 and 1996
Low-Income Housing Tax Credits per Unit for corporations were $92.64, $146.42 and $159.39, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have begun to decrease as certain properties are reaching the end of the ten-year credit period. However, because the Tax Credit compliance periods generally extend five years beyond the Tax
Credits, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

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

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. The Managing General Partner has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year has elapsed. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired. On April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both
Section 1231 gain and cancellation of indebtedness income for the 1999-tax year. The Managing General Partner continues to monitor closely the operations of Barrington Manor and Duluth.

As previously reported, Boulevard Commons, located in Chicago, Illinois, is experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners and a new unaffiliated non profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the properties to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the New Local General Partner any time after one year has elapsed. Occupancy as of March 31, 1999 was 85%.

Delmar, located in Gillette, Wyoming, has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property needs to be completed in the very near future. In the past, deficits were funded by a combination of the accrual of property management fees and the Local General Partner. Due to the Managing General Partner's concerns regarding the long-term viability of this property, the Managing General Partner negotiated with the Local General Partner a plan that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the Local General Partner. In addition, the Local General Partner has the right to call the remaining interest after the tax credit period has expired.

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, is still negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In addition, the Managing General Partner is involved in negotiations for the appointment of a replacement Local General Partner. Occupancy as of March 30, 1999 was 95%.

As previously reported Cass House and Verdean Gardens, both located in Massachusetts and share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

The Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. The Managing General Partner has replaced the former Local General Partner as management agent of the property with an unaffiliated third-party management agent. As noted previously, although full mortgage payments are being made at this time, partial mortgage payments were made earlier in 1998 prior to the Local General Partner declaring bankruptcy. The lender required that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the Local General Partner to develop a plan for the payment of this amount. It is possible that Partnership Reserves will be used to pay this deficit.

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to occupancy issues. The March 31, 1999 occupancy for Sierra Pointe is 85% and for Terrace is 91%. The Managing General Partner and the Local General Partner are working with the local Housing Authorities in both Nevada and Oklahoma to fill vacant units. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy. In addition, the Managing General Partner is negotiating with the Local General Partner a plan that will ultimately transfer ownership of the property to the Local General Partner.
The plan includes provisions to minimize the risk of recapture.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income. No such impairment writedowns were taken in 1999.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 1999, 1998 and 1997.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.




Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Partnership's market risk sensitive instruments:

----------------------------------------------------------------------------------------------------------------------
                         1999          2000       2001        2002         2003        Thereafter    Face Value
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Debt Obligations
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Long Term Debt:
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Fixed Rate                                                                             1,210,000       1,210,000
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Average Interest
  Rate                                                                                 9.75%
----------------------------------------------------------------------------------------------------------------------


Because of lack of market data for obligations with similar characteristics, it is not practicable to determine a fair value other than face value.

In addition to the debt obligations included in this table, the Partnership has invested in marketable securities with a aggregate fair values of $1,935,991 at March 31, 1999; these securities, with rates ranging from 4.87% to 6.42%, do not subject the Partnership to significant market risk because of their short term maturities and high liquidity.

The Partnership has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner" or "Franklin, Inc."), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the General Partner on May 28, 1997. William E. Haynsworth resigned as Managing Director and Chief Operating Officer of the General Partner on March 23, 1998. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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




     Name                                           Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                      Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
William E. Haynsworth               Vice President

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

Jenny Netzer, age 43, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team, the firm's Executive Committee. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D., M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985 and is Vice President and General Counsel. He is also a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1997 and serves as Chief Financial Officer and as a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975 and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the directors or officers of Franklin, Inc., nor the partners of Franklin L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

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

As of March 31, 1999, Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

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

Item 13.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the three years ended March 31, 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, Boston Financial Property Management, an affiliate of the Managing General Partner, serves as property management agent for four of the properties in which the Partnership invested.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement, as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the three years ended March 31, 1999.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 1999.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements made in each of the three years ended March 31, 1999 are as follows:

                                       1999              1998              1997
                                  -------------      ------------     ---------
       Salaries and benefits expense
         reimbursements          $  133,092        $  162,548       $   138,995


Property management fees

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages three properties in which the Partnership has invested. In the year ended March 31, 1997, BFPM managed four properties. Fees earned by BFPM in each of the three years ended December 31, 1998 are as follows:

                                        1998             1997              1996
                                    ----------        ----------       --------

       Property management fees  $  128,246        $  136,095       $   194,057


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions made to partners. No cash distributions were paid to the General Partners in each of the three years ended March 31, 1999.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during each of the three years ended March 31, 1999 is presented in Note 5 to the Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

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

(a)(3)(b)  Reports on Form 8-K
           No Reports on Form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)   Exhibits


Number and Description in Accordance with
  Item 601 of Regulation S-K

     27.  Financial data schedule

     28.  Additional Exhibits

          (a)   28.1 Reports of Other Independent Auditors

          (b)   Audited financial statements of Local Limited Partnerships

               Coronado Courts

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

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   29 Franklin Street, Inc.
           its Managing General Partner



     By:  /s/Randolph G. Hawthorne               Date:    June 25, 1999
          -------------------------------                 -------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/ Randolph G. Hawthorne              Date:    June 25, 1999
          -------------------------------                 -------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer




     By:  /s/Michael H. Gladstone                 Date:    June 25, 1999
          -------------------------------                  -------------
           Michael H. Gladstone
           A Managing Director

Item 8.  Financial Statements and Supplementary Data


BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
(A Limited Partnership)

Annual Report on Form 10-K For the Year Ended March 31, 1999
Index


                                    Page No.

Report of Independent Accountants
     For the Years Ended March 31, 1999 and 1998                            F-2

Combined Financial Statements

     Combined Balance Sheets - March 31, 1999 and 1998                      F-3

     Combined Statements of Operations - Years Ended
       March 31, 1999, 1998 and 1997                                        F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       Years Ended March 31, 1999, 1998 and 1997                            F-5

     Combined Statements of Cash Flows - Years Ended
       March 31, 1999, 1998 and 1997                                        F-6

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Qualified Housing Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $0 and $149,526, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $338,832, $2,321,647 and $2,041,502 are included in the accompanying financial statements as of March 31, 1999, 1998, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/S/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
COMBINED BALANCE SHEETS - March 31, 1999 and 1998



                                                                           1999                  1998
                                                                       -------------         --------


Assets
Cash and cash equivalents                                              $     225,822         $     243,723
Tenant security deposits                                                       4,040                 4,731
Accounts receivable, net                                                       2,601                 3,000
Marketable securities, at fair value (Notes 1 and 3)                       1,935,991             2,025,236
Mortgagee escrow deposits                                                      9,543                 6,020
Replacement reserve escrow                                                     6,719                 6,398
Bond trusts (Note 7)                                                         122,093               107,572
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 in 1999 and 1998 (Note 4)                                      1,436,677             1,809,097
Deferred charges, net of accumulated
   amortization of $38,693 and $35,469
   in 1999 and 1998, respectively                                             41,921                45,145
Rental property, at cost, net of
   accumulated depreciation (Note 6)                                       1,099,860             1,145,822
Other assets                                                                  28,238                32,193
                                                                       -------------         -------------
     Total Assets                                                      $   4,913,505         $   5,428,937
                                                                       =============         =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                $      25,799         $      22,773
Accounts payable and accrued expenses                                         43,860                27,577
Accrued interest (Note 7)                                                     68,819                68,819
Tenant security deposits payable                                               5,132                 4,731
Bonds payable (Note 7)                                                     1,210,000             1,210,000
                                                                       -------------         -------------
     Total Liabilities                                                     1,353,610             1,333,900
                                                                       -------------         -------------

Minority interest in Local Limited Partnership                                58,321                58,589


General, Initial and Investor Limited Partners' Equity                     3,489,132             4,031,390
Net unrealized gains on marketable securities                                 12,442                 5,058
                                                                       -------------         -------------
     Total Partners' Equity                                                3,501,574             4,036,448
                                                                       -------------         -------------
     Total Liabilities and Partners' Equity                            $   4,913,505         $   5,428,937
                                                                       =============         =============
The accompanying notes are an integral part of these combined financial statements.

BOSTON FINANCIAL  QUALIFIED  HOUSING TAX CREDITS LIMITED  PARTNERSHIP
(A Limited Partnership)
COMBINED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                            1999                1998               1997
                                                       --------------      -------------       --------

Revenue:
   Rental                                              $      224,199      $     228,680       $     227,492
   Investment, net (Note 3)                                   129,760            146,437             151,516
   Other                                                      111,824             39,094              56,783
                                                       --------------      -------------       -------------
     Total Revenue                                            465,783            414,211             435,791
                                                       --------------      -------------       -------------

Expenses:
   General and administrative (includes
     reimbursements to an affiliate of $133,092,
     $162,548 and $138,995 in 1999, 1998 and
     1997, respectively) (Note 5)                             400,926            276,279             207,292
   Bad debt expense                                                 -             52,665                   -
    Rental operations, exclusive of depreciation               99,894            104,426             111,221
   Interest (Note 7)                                          118,185            118,057             118,095
   Depreciation (Note 6)                                       44,682             45,459              42,547
   Amortization (Note 2)                                       32,626             66,816             100,691
   Provision for valuation of
     investments in Local
     Limited Partnerships (Note 4)                                  -            356,398            (137,073)
                                                       --------------      -------------       -------------
     Total Expenses                                           696,313          1,020,100             442,773
                                                       --------------      -------------       -------------

Loss before equity in losses
   of Local Limited Partnerships and
   minority interest                                         (230,530)          (605,889)             (6,982)

Equity in losses of Local Limited
   Partnerships, including income of
    $822,529 in 1997 for prior year
   adjustments (Note 4)                                      (311,996)        (2,321,647)         (2,041,502)

Minority interest in losses of
    Local Limited Partnership                                     268                258                 372
                                                       --------------      -------------       -------------

Net Loss                                               $     (542,258)     $  (2,927,278)      $  (2,048,112)
                                                       ==============      =============       =============

Net Loss allocated
   General Partners                                    $       (5,423)     $     (29,273)      $     (20,481)
   Limited Partners                                          (536,835)        (2,898,005)         (2,027,631)
                                                       --------------      -------------       -------------
                                                       $     (542,258)     $  (2,927,278)      $  (2,048,112)
                                                       ==============      =============       =============

Net Loss per Limited Partnership Unit
   (50,000 Units)                                      $       (10.74)     $      (57.96)      $      (40.55)
                                                       ==============      =============       =============
The  accompanying  notes are an  integral  part of these  combined financial statements.

BOSTON FINANCIAL  QUALIFIED  HOUSING TAX CREDITS LIMITED  PARTNERSHIP
 (A Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                   Net
                                                    Initial      Investor       Unrealized
                                     General        Limited       Limited        Gains
                                    Partners       Partners      Partners         (Losses)         Total

Balance at March 31, 1996        $   (344,429)      $  4,648   $  9,346,561     $        (37)  $  9,006,743
                                 ------------       --------   ------------     ------------   ------------

Comprehensive Loss:
   Net change in net unrealized
     losses on marketable
     securities available
     for sale (Note 3)                      -              -              -          (12,943)       (12,943)
   Net Loss                           (20,481)             -     (2,027,631)               -     (2,048,112)
                                 ------------       --------   ------------     ------------   ------------
Comprehensive Loss                    (20,481)             -     (2,027,631)         (12,943)    (2,061,055)
                                 ------------       --------   ------------     ------------   ------------

Balance at March 31, 1997            (364,910)         4,648      7,318,930          (12,980)     6,945,688
                                 ------------       --------   ------------     ------------   ------------

Comprehensive Income (Loss):
   Net change in net unrealized
     losses on marketable
     securities available
     for sale (Note 3)                      -              -              -           18,038         18,038
   Net Loss                           (29,273)             -     (2,898,005)               -     (2,927,278)
                                 ------------       --------   ------------     ------------   ------------
Comprehensive Income (Loss)           (29,273)             -     (2,898,005)          18,038     (2,909,240)
                                 ------------       --------   ------------     ------------   ------------

Balance at March 31, 1998            (394,183)         4,648      4,420,925            5,058      4,036,448
                                 ------------       --------   ------------     ------------   ------------

Comprehensive Income (Loss):
   Net change in net unrealized
     gains on marketable
     securities available
     for sale (Note 3)                      -              -              -            7,384          7,384

Net Loss                               (5,423)                     (536,835)               -       (542,258)
                                 ------------       --------   ------------         --------   ------------
Comprehensive Income (Loss)            (5,423)             -       (536,835)           7,384       (534,874)
                                 ------------       --------   ------------     ------------   ------------

Balance at March 31, 1999        $   (399,606)      $  4,648   $  3,884,090     $     12,442   $  3,501,574
                                 ============       ========   ============     ============   ============
The  accompanying  notes are an  integral  part of these  combined financial statements.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
COMBINED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                1999               1998            1997
                                                            -------------    -------------     ------------

Cash flows from operating activities:
 Net Loss                                                 $    (542,258)   $  (2,927,278)    $  (2,048,112)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships               311,996        2,321,647         2,041,502
     Provision for valuation of investments in
       Local Limited Partnerships                                       -          356,398          (137,073)
     Bad debt expense                                                   -           52,665                 -
     (Gain) loss on sales and maturities of
       marketable securities                                       (4,990)          (1,711)            3,072
     Cash distribution income included in cash
       distributions from Local Limited Partnerships              (97,075)         (21,181)          (41,631)
     Depreciation and amortization                                 77,308          112,275           143,238
     Minority interest in losses of Local Limited
       Partnership                                                   (268)            (258)             (372)
     Increase  (decrease)  in cash arising from
       changes in operating assets and
       liabilities:
       Tenant security deposits                                       691              (23)             (642)
       Mortgagee escrow deposits                                   (3,523)           4,210           (10,230)
       Replacement reserve escrow                                    (321)            (306)             (276)
       Other assets                                                 3,955            1,395            33,895
       Accounts payable to affiliates                               3,026          (12,017)           18,027
       Accounts payable and accrued expenses                       16,682          (18,769)          (47,928)
Tenant Security deposits payable                                      401              114             1,681
                                                            -------------    -------------     -------------
Net cash used for operating activities                           (234,376)        (132,839)          (44,849)
                                                            -------------    -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                          (1,594,531)      (2,292,303)       (1,234,961)
   Proceeds from sales and maturities
     of marketable securities                                   1,696,150        2,209,848         1,294,295
   Advances to Local Limited
     Partnerships                                                       -           (3,000)         (321,650)
   Cash distributions received from Local
     Limited Partnerships                                         129,377           30,116           163,216
   Purchase of rental property and equipment                            -                -           (65,285)
   Bond trust deposits                                            (14,521)         (21,363)          (16,069)
                                                            -------------    -------------     -------------
Net cash provided by (used for) investing activities              216,475          (76,702)         (180,454)
                                                            -------------    -------------     -------------

Net decrease in cash and cash
   equivalents                                                    (17,901)        (209,541)         (225,303)

Cash and cash equivalents, beginning                              243,723          453,264           678,567
                                                            -------------    -------------     -------------

Cash and cash equivalents, ending                           $     225,822    $     243,723     $     453,264
                                                            =============    =============     =============

Supplemental disclosure:
   Cash paid for interest                                   $     118,185    $     118,057     $     118,095
                                                            =============    =============     =============

The  accompanying  notes are an  integral  part of these  combined financial statements,

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS


1.   Organization

Boston  Financial   Qualified  Housing  Tax  Credits  Limited  Partnership  (the
"Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and
iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of The Boston Financial Group Limited Partnership ("Boston Financial"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. As of March 31, 1999, the Managing General Partner has designated approximately $1,543,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation and Combination

The Partnership accounts for its investments in Local Limited Partnerships, with the exception of Hughes Apartments, using the equity method of accounting because the Partnership does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnership, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited Partnership beyond its investment and therefore a Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of the Local Limited Partnership has been reduced to a zero balance, the losses will be suspended to be used against future income, and distributions received will be recorded as income. In addition, valuation reserves are adjusted for equity losses in subsequent years.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)

NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation and Combination (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying combined financial statements is as of December 31, 1998, 1997 and 1996.

On  October  27,  1995,  an  affiliate  of the  Partnership's  Managing  General
Partners, BF Harbour View, Inc., became the Local General Partner of Hughes Apartments, Ltd. ("Hughes"), a Local Limited Partnership in which the Partnership has invested. Since the Local General Partner of Hughes is an affiliate of the Partnership and has a controlling financial interest in the Local Limited Partnership, these combined financial statements include financial activity of Hughes for the years ended December 31, 1998, 1997 and 1996. All significant intercompany balances and transactions have been eliminated.

The Partnership has elected to report the results of Hughes on a 90 day lag basis, consistent with the presentation of the financial information of all Local Limited Partnerships.

The Partnership recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in the carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Partnership adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Partnership's financial position or results of operations. The only component of the Partnership's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

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

Rental Property

Real estate and personal property of Hughes are recorded at cost. Valuation allowances are established when the carrying value of such assets exceeds their estimated receivable amounts. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, investments accounted for under the equity method and all nonfinancial assets such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107, except the bond trusts (see Note 7), approximate their carrying amounts in the accompanying balance sheets.

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

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                Gross             Gross
                                                              Unrealized      Unrealized           Fair
                                               Cost             Gains            Losses            Value

Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies              $   1,793,226     $      11,447    $      (1,861)    $   1,802,812

Mortgage backed securities                      130,323             2,856                -           133,179
                                          -------------     -------------    -------------     -------------

Marketable securities
   at March 31, 1999                      $   1,923,549     $      14,303    $      (1,861)    $   1,935,991
                                          =============     =============    =============     =============

Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies              $   1,836,517     $       6,426    $      (3,884)    $   1,839,059

Mortgage backed securities                      183,661             2,516                -           186,177
                                          -------------     -------------    -------------     -------------

Marketable securities
   at March 31, 1998                      $   2,020,178     $       8,942    $      (3,884)    $   2,025,236
                                          =============     =============    =============     =============


The contractual maturities at March 31, 1999 are as follows:

                                                                       Fair
                                                        Cost           Value

Due in less than one year                        $ 1,393,880     $ 1,403,296
Due in one year to five years                        399,346         399,516
Mortgage backed securities                           130,323         133,179
                                                 ------------    -----------
                                                   $1,923,549    $ 1,935,991


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $302,000, $1,652,000 and $804,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $1,394,000, $558,000 and $490,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $7,440, $7,098 and $4,492 and gross losses of $2,450, $5,387 and $7,564 that were realized on these sales during the years ended March 31, 1999, 1998 and 1997, respectively.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership has acquired limited partnership interests in thirty-three Local Limited Partnerships, excluding Hughes, which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of
Barrington Manor, Graver Inn, 600 Dakota and Duluth which are 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, excluding Hughes, at March 31:

                                                              1999               1998              1997
                                                          -------------     -------------      --------

  Capital contributions to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                           $  36,256,165     $  36,256,165      $  36,256,165

Cumulative equity in losses of Local
   Limited Partnerships (excluding cumulative
   unrecognized losses of $27,730,385, $22,515,719
   and $12,515,308 in 1999, 1998 and
   1997, respectively)                                      (35,977,227)      (35,762,306)       (33,461,841)

Cumulative cash distributions received
   from Local Limited Partnerships                           (1,731,926)       (1,602,549)        (1,572,433)
                                                          -------------     -------------      -------------

Investments in Local Limited Partnerships
   before adjustment                                         (1,452,988)       (1,108,690)         1,221,891

Excess investment costs over the
   underlying net assets acquired:

   Acquisition fees and expenses                              4,725,764         4,725,764          4,725,764

   Accumulated amortization of acquisition
     fees and expenses                                       (1,150,898)       (1,122,776)        (1,060,464)
                                                          -------------     --------------     -------------

Investments in Local Limited Partnerships                     2,121,878         2,494,298          4,887,191

Reserve for valuation of investments in
   Local Limited Partnerships                                  (685,201)         (685,201)          (328,803)
                                                          -------------     -------------      -------------
                                                          $   1,436,677     $   1,809,097      $   4,558,388
                                                          =============     =============      =============


The 1998, 1997 and 1995 financial statements of 2225 New York Avenue, LTD ("2225 New York Avenue"), a Local Limited Partnership in which the Partnership invested, were prepared assuming that 2225 New York Avenue will continue as a going concern. 2225 New York Avenue, which owns Pebble Creek in Arlington, Texas, incurred significant net losses in 1998, 1997 and 1996 and has severe liquidity problems and recurring cash deficits. These factors, among others, raise substantial doubt as to 2225 New York Avenue's ability to continue as a going concern. As such, the Partnership provided a reserve for valuation of $1,885,841 against its investment in 2225 New York Avenue at March 31, 1992. This reserve has been adjusted in the financial statements to reflect the Partnership's share of the net losses of 2225 New York Avenue for the years ended December 31, 1993 through 1998. Equity in losses of Local Limited
Partnerships for the years ended March 31, 1998, 1997 and 1996 includes $725,997, $55,803 and $449,345, respectively, related to 2225 New York Ave. The reserve for valuation of investments in Local Limited Partnerships has been reduced by these amounts. As a result, these losses have no effect on the Partnership's Net Loss.

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

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships, excluding Hughes, in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                            1998                   1997                  1996
                                                      ----------------       ----------------      ----------

Assets:
   Investment property, net                           $     92,363,668       $     94,727,330      $   104,825,788
   Current assets                                            2,212,892              2,033,143            2,686,076
   Other assets                                              7,300,351              9,048,810            9,247,079
                                                      ----------------        ---------------           ----------
     Total Assets                                     $    101,876,911       $    105,809,283      $   116,758,943
                                                      ================       ================      ===============

Liabilities and Partners' Deficit:
   Current liabilities (includes current portion
     of long-term debt)                               $     18,064,685       $     17,747,512      $    14,381,389
   Other debt                                                6,392,766              4,551,240           15,883,277
   Long-term debt                                          109,959,470            110,449,979          100,798,039
                                                      ----------------       ----------------      ---------------
     Total Liabilities                                     134,416,921            132,748,731          131,062,705
                                                      ----------------       ----------------      ---------------

Partners' Deficit:
   Partnership's Deficit                                   (32,151,518)           (26,663,482)         (14,087,983)
   Other Partners' Deficit                                    (388,492)              (275,966)            (215,779)
                                                      ----------------       ----------------      ---------------
     Total Partners' Deficit                               (32,540,010)           (26,939,448)         (14,303,762)
                                                      ----------------       ----------------      ---------------
     Total Liabilities and Partners' Deficit          $    101,876,911       $    105,809,283      $   116,758,943
                                                      ================       ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                            1998                        1997                  1996
                                                     -----------------       ----------------------        -------

Rental and other revenue                             $      20,444,984       $    19,707,452       $    19,530,795
                                                     -----------------       ---------------       ---------------

Expenses:
   Interest                                                  9,686,187             9,720,959             9,754,129
   Operating                                                11,869,008            17,741,869            10,860,840
   Depreciation and amortization                             4,374,717             4,671,464             4,717,555
                                                     -----------------       ---------------       ---------------
     Total Expenses                                         25,929,912            32,134,292            25,332,524
                                                     -----------------       ---------------       ---------------

Net Loss                                             $      (5,484,928)      $   (12,426,840)      $    (5,801,729)
                                                     =================       ===============       ===============

Partnership's share of Net Loss (1996 includes
   an adjustment relating to prior
    year as discussed above)                         $      (5,429,527)      $   (12,300,877)      $    (4,925,359)
                                                     =================       ===============       ===============
Other partners' share of Net Loss                    $         (55,401)      $      (125,963)      $      (110,302)
                                                     =================       ===============       ===============


BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

For the years ended March 31, 1999, 1998 and 1997, the Partnership has not recognized $5,214,666, $10,000,411 and $2,925,488, respectively, in equity in losses relating to twenty Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $32,151,518 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $1,452,988 principally because: a) the Partnership has not recognized $27,730,385 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments and b) the purchase price paid to the original Limited Partners by the Partnership has not been reflected in the balance sheets of certain Local Limited Partnerships.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $133,092, $162,548 and $138,995, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 1999 and 1998, $25,799 and $22,773, respectively, is payable to an affiliate of the Managing General Partner.

Boston Financial Property Management ("BFPM"), an affiliate of the Managing General Partner, currently manages Windsor Court, Rolling Green and Terrace, three properties in which the Partnership has invested. (In the year ended December 31, 1996, BFPM also managed Sierra Vista.) Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $128,246, $136,095 and $194,057 of fees earned by BFPM for the years ended December 31, 1998, 1997 and 1996, respectively.

6.   Rental Property

Real estate and personal property belonging to Hughes are recorded at cost, the components of which, excluding certain acquisition costs of $31,895 and $33,175 as of December 31, 1998 and 1997, respectively, are as follows at December 31:

                                                                                  1998                  1997
                                                                             ------------          ---------

   Land                                                                      $     29,008          $     29,008
   Building and improvements                                                    1,490,659             1,490,659
   Equipment and furnishings                                                       26,817                26,817
                                                                             ------------          ------------
                                                                                1,546,484             1,546,484
   Less: accumulated depreciation                                                (478,519)             (433,837)
                                                                             ------------          ------------
     Total                                                                   $  1,067,965          $  1,112,647
                                                                             ============          ============


7.   Bonds Payable

Hughes financed the construction of the project through the sale of 25 year Industrial Development Revenue Bonds (the "Bonds") by the city of Mandan, North Dakota and leased the property from the city for rental equal to the sum of the annual principal payment and semiannual interest payments on the Bonds. The Bonds bear interest at 9.75%. The leased property is included as an asset of Hughes and the bonds have been recorded as a direct obligation of Hughes.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


7.   Bonds Payable (continued)

The bond financing documents require that a portion of the bond proceeds be deposited into a bond reserve trust account and that only interest income on the account can be used for operations. The funds can be withdrawn only by the bond trustee in the event that there is insufficient cash in the bond account to pay the annual bond payments. If the bond trustee does draw on the bond reserve trust account, the amount withdrawn must be replaced or Hughes will be considered in default on the remaining outstanding bonds. The bond trustee withdrew funds from this account in 1996. The amounts withdrawn have not been replaced, and consequently, Hughes is in default of its lease agreement.

The bond trust account is used to receive deposits from Hughes for principal and interest payments on the bonds. The trustee makes all principal and interest payments on the bonds from this trust account. Principal payments are currently not being made.

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

The balances in the bond trust accounts required to be maintained pursuant to the bond financing documents at December 31, 1998 and 1997 are as follows:

                                                1998                    1997
                                              -----------            --------

             Bond reserve trust               $    84,075          $   79,358
             Bond trust                            38,018              28,214
                                              -----------          ----------
                                              $   122,093          $  107,572
                                              ===========          ===========

The Bond reserve trust account consists of investments in US Treasury notes, which are considered held to maturity and are due in January 1999. Investment cost as of December 31, 1998 and 1997 is $84,075 and $79,358, respectively. Fair value as of December 31, 1998 and 1997 is $84,835 and $80,413, respectively. Unrealized gains of $760 and $1,055 in 1998 and 1997, respectively, have not been recognized, as the notes will be held to maturity.

8.  Transfer of Interests in Local Limited Partnerships

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner. Included in this transfer is a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year has elapsed. For financial reporting purposes, the Partnership has written down the carrying value of these investments in Local Limited Partnerships to zero, because it is unknown as to whether the Partnership will be able to recover its remaining invested balances. The Partnership will retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

As previously reported, Boulevard Commons, located in Chicago, Illinois, is experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners and a new unaffiliated non profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


8.  Transfer of Interests in Local Limited Partnerships (continued)

consummated the transfer of 48% of the Partnership's capital and profits in the properties to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the New Local General Partner any time after one year has elapsed. Occupancy as of December 31, 1999 was 82%.

 9.   Subsequent Events

On April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statements. However, for tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income for the 1999-tax year.

10.  Federal Income Taxes

A reconciliation of the loss reported in the Combined Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the loss reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                       1999             1998            1997
                                                                  --------------    ------------   ---------

Net Loss per Statements of Operations                             $     (542,258)   $ (2,927,278)  $ (2,048,112)
   Adjustment to reflect March 31, fiscal
     year-end to December 31,
     taxable year-end                                                    (38,297)       (291,494)       230,663
   Provision for valuation of investments in
     Local Limited Partnerships not deductible
     for tax purposes                                                          -         356,398       (458,723)
   Amortization of acquisition fees and
     expenses for tax purposes over
     amortization for financial
     reporting purposes                                                 (144,074)       (109,884)       (94,149)
   Adjustment for equity in losses of Local
     Limited Partnerships for financial
     reporting purposes over (under)
     equity in losses for tax purposes                                (1,252,301)      5,611,504     (1,829,071)
   Equity in losses of Local Limited
     Partnerships not recognized
     for financial reporting purposes                                 (5,214,666)    (10,000,411)    (2,925,488)
   Other                                                                 (24,263)        353,134        (22,963)
                                                                  --------------    ------------   ------------
Net Loss for federal income tax purposes                          $   (7,215,859)   $ (7,008,031)  $(7,147,843)
                                                                  ==============    ============   ===========

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 1999 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $   1,436,677           $ (33,064,295)      $ (34,500,972)
                                                   =============           =============       =============
Other assets                                       $   3,476,828           $   8,805,232       $  (5,328,404)
                                                   =============           =============       =============
Liabilities                                        $   1,353,610           $      35,076       $   1,318,534
                                                   =============           =============       =============

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


10.   Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the cumulative equity in losses from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $6,683,000 greater than for financial reporting purposes, including approximately $27,730,000 of losses the Partnership has not recognized relating to twenty Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(iii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $664,000; (iv) approximately $7,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1999 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1998; and (v) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 1998 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $   1,809,097           $ (25,958,295)      $ (27,767,392)
                                                   =============           =============       =============
Other assets                                       $   3,619,840           $   8,908,049       $  (5,288,209)
                                                   =============           =============       =============
Liabilities                                        $   1,333,900           $      28,034       $   1,305,866
                                                   =============           =============       =============


The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) for financial reporting purposes, the Partnership combines the financial statements of one Local Limited Partnership with its financial statements; for tax reporting purposes, this entity is carried on the equity method; (ii) the cumulative equity in losses from Local Limited Partnerships, including the Combined Entity, for tax reporting purposes is approximately $5,334,000 greater than for financial reporting purposes, including approximately $22,516,000 of losses the Partnership has not recognized relating to twenty Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(iii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $520,000; (iv) approximately $7,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1998 are not included in the Partnership's Investments in Local Limited Partnerships for tax reporting purposes at December 31, 1997; and (v) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

11.   Supplemental Combining Schedules

Balance Sheets

                                           Boston Financial
                                           Qualified Housing         Hughes
                                              Tax Credits          Apartments
                                              L.P. (A)               Ltd.(B)      Eliminations     Combined (A)
     Assets

Cash and cash equivalents                  $        221,758     $        4,064    $           -     $    225,822
Tenant security deposits                                  -              4,040                -            4,040
Accounts receivable, net                             56,490                  -          (53,889)           2,601
Marketable securities, at fair value              1,935,991                  -                -        1,935,991
Mortgagee escrow deposits                                 -              9,543                -            9,543
Replacement reserve escrow                                -              6,719                -            6,719
Bond trusts                                               -            122,093                -          122,093
Investments in Local Limited
    Partnerships, net                             1,321,369                  -          115,308        1,436,677
Deferred charges, net                                     -             41,921                -           41,921
Rental property, at cost, net of
    accumulated depreciation                              -          1,067,965           31,895        1,099,860
Other assets                                         21,920              6,318                -           28,238
                                           ----------------     --------------    -------------     ------------
       Total Assets                        $      3,557,528     $    1,262,663    $      93,314     $  4,913,505
                                           ================     ==============    =============     ============

     Liabilities and Partners' Equity

Accounts payable to affiliates             $         25,799     $       53,889    $     (53,889)    $     25,799
Accounts payable and accrued
    expenses                                         30,155             13,705                -           43,860
Accrued interest                                          -             68,819                -           68,819
Tenant security deposits payable                          -              5,132                -            5,132
Bonds payable                                             -          1,210,000                -        1,210,000
                                           ----------------     --------------    -------------     ------------
Total Liabilities                                    55,954          1,351,545          (53,889        1,353,610
                                                     ------        -----------  ---------------    -------------

Minority interest in Local Limited
    Partnership                                           -                  -           58,321           58,321
                                           ----------------     --------------    -------------     ------------

General, Initial and Investor
    Limited Partners' Equity                      3,489,132            (88,882)          88,882        3,489,132
Net unrealized gains on marketable
    securities                                       12,442                  -                -           12,442
                                           ----------------     --------------    -------------     ------------
       Total Partners' Equity                     3,501,574            (88,882)          88,882        3,501,574
                                           ----------------     --------------    -------------     ------------
       Total Liabilities and
       Partners' Equity                    $      3,557,528     $    1,262,663    $      93,314     $  4,913,505
                                           ================     ==============    =============     ============

(A) As of March 31, 1999.
(B) As of December 31, 1998 - See Note 2.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)

11.  Supplemental Combining Schedules (continued)

Statements of Operations

                                           Boston Financial
                                           Qualified Housing         Hughes
                                              Tax Credits          Apartments
                                              L.P. (A)               Ltd.(B)      Eliminations     Combined (A)


Revenue:
   Rental                                  $              -     $     224,199     $          -     $       224,199
   Investment                                       121,754             8,006                -             129,760
   Other                                            104,880             6,944                -             111,824
                                           ----------------     -------------     ------------     ---------------
       Total Revenue                                226,634           239,149                -             465,783
                                           ----------------     -------------     ------------     ---------------

Expenses:
   General and administrative                       400,926                 -                -             400,926
   Rental operations, exclusive
     of depreciation                                      -            99,894                -              99,894
   Interest                                               -           118,185                -             118,185
   Depreciation                                           -            44,682                -              44,682
   Amortization                                      29,402             3,224                -              32,626
                                           ----------------     -------------     ------------     ---------------
       Total Expenses                               430,328           265,985                -             696,313
                                           ----------------     -------------     ------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships
   and minority interest                           (203,694)          (26,836)               -            (230,530)

Equity in losses of Local
   Limited Partnerships                            (338,564)                -           26,568            (311,996)

Minority interest in losses of
   Local Limited Partnership                              -                 -              268                 268
                                           ----------------     -------------     ------------     ---------------

Net Loss                                   $       (542,258)    $     (26,836)    $     26,836     $      (542,258)
                                           ================     =============     ============     ===============


(A) For the year ended March 31, 1999.  (B) For the year ended December 31, 1998
- See Note 2.

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


11.  Supplemental Combining Schedules (continued)

Statements of Cash Flows

                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations        Combined (A)

 Cash flows from operating activities:
   Net Loss                                $   (542,258)      $    (26,836)     $   26,836       $     (542,258)
   Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
   Equity in losses of Local Limited
     Partnerships                               338,564                  -         (26,568)             311,996
   Gain on sale of marketable securities         (4,990)                 -                       -       (4,990)
   Cash distribution income included in
     cash distributions from
     Local Limited Partnerships                 (97,075)                 -                       -      (97,075)
   Depreciation and amortization                 29,402             47,906                       -       77,308
   Minority interest in losses of Local
     Limited Partnership                              -                  -                    (268)        (268)
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Tenant security deposits                         -                691                       -          691
     Mortgagee escrow deposits                        -             (3,523)                      -       (3,523)
     Replacement reserve escrow                       -               (321)                      -         (321)
     Other assets                                 3,859                 96                       -        3,955
     Accounts payable to affiliates               3,026                  -                       -        3,026
     Accounts payable and accrued
       expenses                                  18,975             (2,293)                      -       16,682
     Tenant security deposits payable                 -                401                       -          401
                                           ------------       ------------      ------------------      -------
Net cash provided by (used for)
   operating activities                        (250,497)            16,121                       -     (234,376)
                                           ------------       ------------      ------------------   ----------

Cash flows from investing activities:
   Purchases of marketable securities        (1,594,531)                 -                       -   (1,594,531)
   Proceeds from sales and maturities
     of marketable securities                 1,696,150                  -                       -    1,696,150
   Cash distributions received from
     Local Limited Partnerships                 129,377                  -                       -      129,377
   Bond trust deposits                                -            (14,521)                      -      (14,521)
                                           ------------       ------------      ------------------  -----------
Net cash provided by (used for)
   investing activities                         230,996            (14,521)                      -      216,475
                                           ------------       ------------      ------------------  -----------

BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP (A Limited Partnership)
NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)


11.  Supplemental Combining Schedules (continued)

Statements of Cash Flows (continued)


                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations        Combined (A)


 Net increase (decrease) in cash and
    cash equivalents                            (19,501)             1,600               -              (17,901)

Cash and cash equivalents, beginning            241,259              2,464               -              243,723
                                           ------------       ------------     -----------          -----------

Cash and cash equivalents, ending          $    221,758       $      4,064      $        -       $      225,822
                                           ============       ============      ==========       ==============

(A) For the year ended March 31, 1999.  (B) For the year ended December 31, 1998
- See Note 2.


Boston Financial Qualified Housing Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property owned by Local Limited Partnerships in which Registrant has invested at March 31, 1999

                                                                                                      GROSS AMOUNT AT
                                                                                                       WHICH CARRIED
                                                                                                      AT DECEMBER 31,
                                                             COST OF INTEREST AT                            1998
                                                               AQUISITION DATE
                                                         ----------------------------                 -----------------
                                                                                     NET IMPROVEMENTS
                                NUMBER        TOTAL                    BUILDINGS /     CAPITALIZED
                                  OF         ENCUM-                   IMPROVEMENTS    SUBSEQUENT TO       LAND AND
DESCRIPTION                      UNITS      BRANCES *       LAND       & EQUIPMENT     ACQUISITION      IMPROVEMENTS
-----------                      -----      ---------       ----       -----------     -----------      ------------
Low and Moderate
Income Apartment Complexes
Barrington Manor                      18        $595,000     $30,000        $555,638         $242,106          $32,011
  Fargo, ND
Bingham Housing                       24       1,160,527      48,934         362,172        1,048,144           65,754
Associates
  Bingham, ME
Birmingham Village                    24       1,155,244      61,900         190,424        1,166,788           61,900
  Randolph, ME
Bittersweet Lane                      35       2,383,518      69,300       2,884,207          379,824           74,542
  Randolph , MA
Coronodo Courts                      145       3,696,251     452,331       4,995,460            (386)          452,331
  Douglas, AZ
Elmore Hotel                          60       3,186,932      12,500       2,976,388          515,543           12,500
  Great Falls, MT
Graver Inn                            70       1,911,129      30,000       2,208,960          843,461           40,914
  Fargo, ND
Hazel Winthrop Apartments             30       2,110,234      45,000       2,548,540        (113,453)           45,000
  Chicago, IL
Hughes Apartments                     47       1,210,000      28,000       1,260,066          258,418           29,008
  Mandan, ND
Lakeview Heights                      83       2,765,967     217,588       2,896,224          333,289          217,588
  Clearfield, UT
Medford Hotel                         76       3,146,176      12,500       2,747,997        1,853,845           12,500
  Medford, OR
Heritage View                         24       1,158,762      64,800         690,736          682,131           64,800
  New Sweden, ME
Rolling Green Apartments             166       4,756,724     286,350       6,254,575          156,122          286,350
  Edmond, OK
Sierra Pointe Apartments             209       7,401,300     382,000       8,001,390        1,069,030          336,087
 Aurora, CO
Terrace Apartments                   206       5,221,404     350,000       6,470,754        (263,733)          350,000
  Oklahoma City, OK
Trenton Apartments                    37         821,747     154,000         899,293          105,261          154,000
  Salt Lake City, UT
Windsor Court Apartments             143       4,474,113     280,000       5,579,636        (178,309)          280,000
  Aurora, CO
Sierra Vista                         160       6,246,475     434,866       8,056,238          173,973          434,866
  Las Vegas, NV
Willow Peg Village                    57       1,472,966     125,000       1,741,799            4,166          125,000
  Ricon, GA
Pebble Creek                         352       7,955,434     794,000       9,563,687          270,453          734,800
  Arlington, TX
Pine Village                          36         936,427      40,000         960,000          189,698           40,000
  Pine Mountain, GA



Boston  Financial  Qualified  Housing  Limited  Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999



                                                                                                       GROSS AMOUNT
                                                                                                         AT WHICH
                                                                                                        CARRIED AT
                                                           COST OF INTEREST AT                         DECEMBER 31,
                                                             AQUISITION DATE                               1998
                                                      ------------------------------                  ----------------
                                                                                    NET IMPROVEMENTS
                                NUMBER      TOTAL                     BUILDINGS /      CAPITALIZED
                                  OF        ENCUM-                   IMPROVEMENTS     SUBSEQUENT TO      LAND AND
DESCRIPTION                      UNITS    BRANCES *       LAND        & EQUIPMENT      ACQUISITION     IMPROVEMENTS
-----------                      -----    ---------       ----        -----------      -----------     ------------
Low and Moderate
Income Apartment Complexes
Talbot Village                        24      599,804        21,775         545,547           192,054          20,000
  Talbolton, GA
Logan Plaza                          130   10,784,320       969,289      13,287,069           366,468         969,289
  New York, NY
Cass House                           111   12,685,999       222,000      11,423,209            84,178         222,000
  Boston, MA
Verdean Gardens   (A)                110   14,189,091       214,992       8,891,168       (3,764,800)         214,992
  New Bedford, MA
Country Estates                       24      593,661        22,500         734,409                 0          22,500
  Glenville, GA
Boulevard Commons                    212   10,684,574       318,000       3,580,316        11,265,504         412,010
  Chicago, IL
Chestnut Lane                         50    1,468,129        93,484         848,922           888,481          93,322
  Newman, GA
600 Dakota Properties                 28      620,000        64,353         769,608            36,538          63,670
  Wahpeton,  ND
Duluth                                11      255,179        24,000         363,810            13,214          24,000
  Souix Falls, SD
Delmar                                16      413,205        75,000         495,203            25,015          75,000
  Gillette, WY
Park Terrace                         101    3,536,511       393,713       4,781,404           214,005         393,713
  Dundalk, MD
Brentwood Manor II                    22      760,183        44,980       1,118,947            20,991          44,980
  Nashua, NH
Hillcrest Apts 3                      24      638,634        17,000         727,587            13,579          17,000
  Perryville, MO

                               ---------------------------------------------------------------------------------------
Subtotal                           2,865  120,995,620     6,400,155     119,411,383        18,091,598       6,422,427

Less Combined Entity                  47    1,210,000        28,000       1,260,066           258,418          29,008

                               =======================================================================================
Total                              2,818 $119,785,620    $6,372,155    $118,151,317       $17,833,180      $6,393,419
                               =======================================================================================


(1) The aggregate cost for Federal Income Tax purposes is approximately $149,753,000.

                             * Mortgage   notes  payable   generally   represent
                               non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.

Boston  Financial  Qualified  Housing  Limited  Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                 GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                     1998
                               -------------------------------------------------

                                                                                               LIFE ON
                                                                                                WHICH
                                  BUILDINGS                                                 DEPRECIATION
                                     AND                         ACCUMULATED       DATE      IS COMPUTED       DATE
DESCRIPTION                     IMPROVEMENTS       TOTAL         DEPRECIATION     BUILT        (YEARS)       ACQUIRED
-----------                     ------------       -----         ------------     -----        -------       --------

Low and Moderate
Income Apartment Complexes
Barrington Manor                      $795,733       $827,744           $246,606   1927        various         12/31/87
  Fargo, ND
Bingham Housing                      1,393,496      1,459,250            363,744   1988        various         12/30/87
Associates
  Bingham, ME
Birmingham Village                   1,357,212      1,419,112            352,665   1988        various         12/30/87
  Randolph, ME
Bittersweet Lane                     3,258,789      3,333,331          1,262,475   1988        various         10/27/87
  Randolph , MA
Coronodo Courts                      4,995,074      5,447,405          1,854,373   1945        various         12/18/87
  Douglas, AZ
Elmore Hotel                         3,491,931      3,504,431          1,397,247   1917        various         12/22/87
  Great Falls, MT
Graver Inn                           3,041,507      3,082,421            958,960   1917        various         12/31/87
  Fargo, ND
Hazel Winthrop Apartments            2,435,087      2,480,087            735,714   1910        various         12/30/87
  Chicago, IL
Hughes Apartments                    1,517,476      1,546,484            478,519   1926        various         12/31/87
  Mandan, ND
Lakeview Heights                     3,229,513      3,447,101          1,108,642   1972        various         12/30/87
  Clearfield, UT
Medford Hotel                        4,601,842      4,614,342          1,526,882   1915        various         12/22/87
  Medford, OR
Heritage View                        1,372,867      1,437,667            359,986   1988        various         12/30/87
  New Sweden, ME
Rolling Green Apartments             6,410,697      6,697,047          2,748,487   1974        various         09/30/87
  Edmond, OK
Sierra Pointe Apartments             9,116,333      9,452,420          4,039,146   1973        various         09/30/87
 Aurora, CO
Terrace Apartments                   6,207,021      6,557,021          2,754,089   1970        various         11/20/87
  Oklahoma City, OK
Trenton Apartments                   1,004,554      1,158,554            348,629   1925        various         12/30/87
  Salt Lake City, UT
Windsor Court Apartments             5,401,327      5,681,327          2,362,117   1974        various         12/30/87
  Aurora, CO
Sierra Vista                         8,230,211      8,665,077          3,629,848   1963        various         09/01/87
  Las Vegas, NV
Willow Peg Village                   1,745,965      1,870,965            707,004   1989        various         03/01/88
  Ricon, GA
Pebble Creek                         9,893,340     10,628,140          2,750,594 1977/81       various         06/20/88
  Arlington, TX
Pine Village                         1,149,698      1,189,698            453,167   1988        various         03/01/88
  Pine Mountain, GA


Boston  Financial  Qualified  Housing  Limited  Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  owned  by  Local  Limited
Partnerships in which Registrant has invested at March 31, 1999

                                 GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                     1998
                               -------------------------------------------------

                                                                                               LIFE ON
                                                                                                WHICH
                                  BUILDINGS                                                 DEPRECIATION
                                     AND                         ACCUMULATED       DATE      IS COMPUTED       DATE
DESCRIPTION                     IMPROVEMENTS       TOTAL         DEPRECIATION     BUILT        (YEARS)       ACQUIRED
-----------                     ------------       -----         ------------     -----        -------       --------

Low and Moderate
Income Apartment Complexes
Talbot Village                         739,376        759,376            284,427   1988        various         03/01/88
  Talbolton, GA
Logan Plaza                         13,653,537     14,622,826          3,808,493   1988        various         05/10/88
  New York, NY
Cass House                          11,507,387     11,729,387          4,106,089   1988        various         06/08/88
  Boston, MA
Verdean Gardens   (A)                5,126,368      5,341,360          3,468,167   1989        various         05/31/88
  New Bedford, MA
Country Estates                        734,409        756,909            313,056   1988        various         03/01/88
  Glenville, GA
Boulevard Commons                   14,751,810     15,163,820          5,281,643   1920        various         07/14/88
  Chicago, IL
Chestnut Lane                        1,737,565      1,830,887            663,584   1989        various         08/01/88
  Newman, GA
600 Dakota Properties                  806,829        870,499            225,740   1988        various         10/01/88
  Wahpeton,  ND
Duluth                                 377,024        401,024            113,406   1989        various         10/01/88
  Souix Falls, SD
Delmar                                 520,218        595,218            205,868   1988        various         10/01/88
  Gillette, WY
Park Terrace                         4,995,409      5,389,122          1,765,691   1989        various         01/20/89
  Dundalk, MD
Brentwood Manor II                   1,139,938      1,184,918            518,246   1971        various         01/20/89
  Nashua, NH
Hillcrest Apts 3                       741,166        758,166            259,562   1989        various         03/31/89
  Perryville, MO

                               --------------------------------------------------
Subtotal                           137,480,709    143,903,136         51,452,866

Less Combined Entity                 1,517,476      1,546,484            478,519

                               ==================================================
Total                             $135,963,233   $142,356,652        $50,974,347
                               ==================================================



Summary of property owned and accumulated depreciation:

Property Owned December 31, 1998                                        Accumulated Depreciation December 31, 1998
--------------------------------------------------------------------    -----------------------------------------------

Balance at beginning of period                         $143,058,700     Balance at beginning of period     $46,784,886
  Additions during period:                                                Additions during period:
     Less current year Hughes             (1,546,484)                        Less current year Hughes        (478,519)
Apartments                                                              Apt.
     Other acquisitions                       405,477                                                        4,667,980
                                                                        Depreciation
                                                                                                        ---------------
     Improvements etc.                        463,184                   Balance at close of period         $50,974,347
                                        --------------                                                  ===============
                                                          (677,823)
  Deductions during period:
     Cost of real estate and fixed           (24,225)
assets sold
     Write down of fixed assets
------------------------------------------------------
                                                           (24,225)
                                                      --------------
Balance at close of period                             $142,356,652
                                                      ==============





Property Owned December 31, 1997                                        Accumulated Depreciation December 31, 1997
--------------------------------------------------------------------    -----------------------------------------------
Balance at beginning of period                         $148,607,718     Balance at beginning of period     $42,623,824
  Additions during period:                                                Additions during period:
     Less current year Hughes             (1,546,484)                        Less current year Hughes        (433,837)
Apartments                                                              Apt.
     Other acquisitions                        75,769                                                        4,594,899
                                                                        Depreciation
                                                                                                        ---------------
     Improvements etc.                        525,109                   Balance at close of period         $46,784,886
                                        --------------                                                  ===============
                                                          (945,606)
  Deductions during period:
     Cost of real estate and fixed          (149,896)
assets sold
     Write down of fixed assets           (6,000,000)
                                        --------------
                                                        (6,149,896)
                                                      --------------
Balance at close of period                             $141,512,216
                                                      ==============


Property Owned December 31, 1996                                        Accumulated Depreciation December 31, 1996
--------------------------------------------------------------------    -----------------------------------------------
Balance at beginning of period                         $148,106,716     Balance at beginning of period     $38,028,894
  Additions during period:                                                Additions during period:
     Other acquisitions                        18,812                                                        4,594,930
                                                                        Depreciation
                                                                                                        ---------------
     Improvements etc.                        512,563                   Balance at close of period         $42,623,824
                                        --------------                                                  ===============
                                                            531,375
  Deductions during period:
     Cost of real estate and fixed           (30,373)
assets sold
     Reclassification to intangible                 0
assets
                                        --------------
                                                           (30,373)
                                                      --------------
Balance at close of period                             $148,607,718
                                                      ==============



[Letterhead]

[LOGO]
Haran & Associates LTD
Certified Public Accountants


                       INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
BOULEVARD COMMONS LIMITED PARTNERSHIP                        Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of BOULEVARD COMMONS LIMITED PARTNERSHIP, Project No. 071-35592, as of December 31, 1998 and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BOULEVARD COMMONS LIMITED PARTNERSHIP as of December 31, 1998, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership is several months delinquent on its first mortgage which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of BOULEVARD COMMONS LIMITED PARTNERSHIP's internal control structure and reports dated January 25, 1999 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information included in this report (shown on pages 15 through 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ HARAN & ASSOCIATES LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (847) 853-2580
January 25, 1999

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

SUNDANCE HOUSING ASSOCIATES

[LETTERHEAD]
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, CO  80112
Telephone (303) 770-3356
Fax (303) 770-3357

INDEPENDENT AUDITORS' REPORT

To the Partners of                                   HUD Field Office
Sundance Housing Associates, Ltd.                    Denver, CO
Denver, Colorado

We have audited the accompanying Balance Sheet of Sundance Housing Associates, Ltd., FHA Project Number 101-44154-SR-PR,as of December 31, 1998,and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundance Housing Associates, Ltd., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits and HUD Programs and, we have also issued a report dated February 23, 1999, on our consideration of Sundance Housing Associates, Ltd.'s internal control structure and reports dated February 23, 1999 on its compliance with laws and regulations and compliance with laws and requlations and specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-discrimination.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 12 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Americana Redevelopment. Such information has been subjected to the same auditing procedures applied in the examination of basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/Michael Sczkan
Michael Sczekan  Co., P.C.
Certified Public Accountants
Englewood,  CO
February 23, 1999
[LETTERHEAD]
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

/s/Michael Sczkan
Michael Sczekan  Co., P.C.
Certified Public Accountants
Englewood,  CO
February 5, 1998

Reznick Fedder & Silverman
Certified Public Accountants
Business Consultants
745 Atlantic Avenue, Suite 800
Boston, MA  02111-2735, Phone (617) 423-5855
FAX (617) 423-6651
                         INDEPENDENT AUDITORS' REPORT
To the Partners
Sundance  Housing Associates, Ltd.

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
Audit Principal: Phillip A. Weitzel
PEBBLE CREEK APARTMENTS

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

We have audited the Balance Sheet of 2225 NEW YORK AVENUE, LTD. (A Limited Partnership) T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1998, and the related Statements of Profit and Loss, Partners' Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 2225 NEW YORK AVENUE, LTD. T/A PEBBLE CREEK APARTMENTS, FHA Project No. 113-36607 will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has incurred substantial losses from operations, had negative working capital at December 31, 1998 and is under a workout agreement with Department of HUD on it's mortgage. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD presented on pages 13 - 17 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of 225 NEW YORK AVENUE, LTD T/A PEBBLE CREEK APARTMENTS; internal control and reports dated January 22, 1998 on its compliance with laws and regulations.

/s/ Aronson, Fetridge & Weigle
Rockville, Maryland
January 22, 1999

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

CASS HOUSE
[Letterhead]

                                    [LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Cass House Associates Limited
Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Cass House Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-057-S) as of December 31, 1998, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C. -2A) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C. -4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass House Associates Limited Partnership as of December 31, 1998, and the results of its operations, its cash flows and changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Ziner & Company, P.C.
Boston, MA
January 21, 1999

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

VERDEAN GARDENS APARTMENTS

[Letterhead]
[LOGO]
                            ZINER & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Verdean Gardens Associates
 Limited Partnership

   We have audited the accompanying balance sheet (MHFA Forms F.C.-3A & -3B) of Verdean Gardens Associates Limited Partnership (a Massachusetts limited partnership) (Project No. 84-082-S) as of December 31, 1998, and the related statements of changes in partners' equity (deficiency) (MHFA Form F.C.-3C) operations (MHFA Form F.C.-2A) and cash flows (MHFA Forms F.C.-4A, -4B & -4C) for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdean Gardens Associates Limited Partnership as of December 31, 1998, and the results of its operations, its cash flows and its changes in partners' equity (deficiency) for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Ziner & Company, P.C.
Boston, MA
January 28, 1999

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


/s/ Ziner & Company, P.C.
Boston, MA
January 27, 1997
medford hotel
[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Medford Hotel Associates Limited Partnership

I have audited the balance sheet of Medford Hotel Associates Limited Partnership (an Oregon limited partnership) as of December 31, 1998 and the related statements of operations, partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medford Hotel Associates Limited Partnership at December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 19, 1999 on my consideration of Medford Hotel Associates Limited Partnership's internal control structure and a report dated January 19, 1999 on its compliance with laws and regulations.

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


/s/ Robert Stephenson
Manhattan Beach, California
January 19, 1999
 [Letterhead]

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

OREGON LANDMARK
[Letterhead]

                              ROBERT STEPHENSON
                          An Accountancy Corporation
                       515 N. Sepulveda Blvd., Suite A
                      Manhattan Beach, California 90266
                                (310) 318-1592

Partners
Oregon Landmark-Three Limited Partnership

I have audited the balance sheet of Oregon Landmark-Three Limited Partnership (an Oregon limited partnership) as of December 31, 1998 and the related statements of operations, deficit in partnership capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Landmark-Three Limited Partnership at December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated January 19, 1999 on my consideration of Oregon Landmark-Three Limited Partnership's internal control structure and a report dated January 19, 1999 on its compliance with laws and regulations.

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

 /s/ Robert Stephenson
Manhattan Beach, California
January 19, 1999

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

TRENTON APARTMENTS
INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Trenton Apartments, Ltd.

We have audited the accompanying balance sheet of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1998 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) as of December 31, 1998, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 19, 1998, on our consideration of Trenton Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94006) internal control structure and reports dated January 19, 1999, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.



/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 19, 1999

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

Lakeview Heights

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners of
Lakeview Heights Apartments, Ltd.

We have audited the accompanying balance sheet of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1998 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Heights Apartments, Ltd. (a limited partnership) (HUD Project No. 105-94007) as of December 31, 1998, and the results of its operations and changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1999, on our consideration of Lakeview Heights Apartments, Ltd's. (a limited partnership) (HUD Project No. 105-94007) internal control structure and reports dated January 21, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.


/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 22, 1999

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

/s/ Lake, Hill & Company
Lake, Hill & Company
Salt Lake City, Utah
January 23, 1997

WINDSOR COURT
[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Windsor Court Housing Associates, Ltd.

We have audited the accompanying balance sheet of Windsor Court Housing Associates, Ltd. as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Court Housing Associates, Ltd. as of December 31, 1998, and the results of its operations, the changes in partners' (deficit) and it's cash flows for the year then ended, in conformity with generally accepted accounting principles.




 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
February 9, 1999                             Identification Number:
                                                          52-1088612

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


 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
January 30, 1997                             Identification Number:
                                                          52-1088612

Audit Principal: Phillip A. Weitzel

TERRACE HOUSING
[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Terrace Housing Associates, Ltd.

We have audited the accompanying balance sheet of Terrace Housing Associates, Ltd. as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Housing Associates, Ltd. as of December 31, 1998, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.



 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
February 4, 1999                             Identification Number:  52-1088612

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

Rolling Green

[LETTERHEAD]
[Logo]
Reznick Fedder & Silverman
Certified Public Accountants * Business Consultants

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green  Housing Associates, Ltd.

We have audited the accompanying balance sheet of Rolling Green Housing Associates, Ltd. as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Housing Associates, Ltd. as of December 31, 1998, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.




 /s/ Reznick Fedder & Silverman
Boston, Massachusetts                     Federal Employer
February 4, 1999                             Identification Number:
                                                          52-1088612
Audit Principal: Phillip A. Weitzel

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

SIERRA VISTA
[LETTERHEAD]
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, CO  80112
Telephone (303) 770-3356
Fax (303) 770-3357

INDEPENDENT AUDITORS' REPORT

To the Partners of                                            HUD Field Office
Sierra Vista Housing Associates, Ltd.                         Denver, CO
Aurora, Colorado

We have audited the accompanying BalanceSheet of Siera Vista Housing Associates, Ltd., FHA Project Number 125-94004, as of December 31, 1998, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Vista Housing, Ltd., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 21 through 24 is presented for purposes of additional analysis and are not a required part of the basic financial statements of Sierra Vista Housing Associates, Ltd.. Such information has been subjected to the same auditing procedures applied in the examination of basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 5, 1999, on our consideration of Sierra Vista Housing Associates, Ltd's internal control structure and a report dated February 5, 1999, on its compliance with laws and regulations and compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-discrimination.

Respectfully submitted,
/s/Michael Sczkan
Michael Sczekan  Co., P.C.
Certified Public Accountants
Englewood,  CO
February 5, 1999

[LETTERHEAD]
Michael Sczekan & Co., P.C.
Certified Public Accountants
7936 East Arapahoe Court, Suite 2800
Englewood, CO  80112
Telephone (303) 770-3356
Fax (303) 770-3357

INDEPENDENT AUDITORS' REPORT

To the Partners of                                            HUD Field Office
Sierra Vista Housing Associates, Ltd.                         Denver, CO
Aurora, Colorado

We have audited the accompanying BalanceSheet of Siera Vista Housing Associates, Ltd., FHA Project Number 125-94004, as of December 31, 1997, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

CORONADO
[Letterhead]

[Logo]        Lutz &  Company, PC
             Accountants and Consultants
             11837 Miracle Hills Drive, Suite 100
                  Omaha, Nebraska  68154-4404

                         INDEPENDENT AUDITOR'S REPORT

Partners
Coronado Courts Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheets of Coronado Courts Limited Partnership, HUD Project No. 123-36605, an Arizona partnership, as of December 31, 1998 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Coronado Courts Limited Partnership as of December 31, 1997, were audited by other auditors, whose report dated February 3, 1998, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Government Accounting Standards Board Technical Bulletin 98-1, Disclosures about Year 2000 Issues, Requires disclosures of certain matters regarding the year 2000 issue. Coronado Courts Limited Partnership has included such disclosures in
Note 7. Because of the unprecedented nature of the year 2000 issue, its effects and the success of the related remediation efforts will not be fully determinable until the year 2000 and thereafter. Accordingly, insufficient audit evidence exists to support Coronado Courts Limited Partnership disclosure with respect to the year 2000 issues made in Note 7. Further, we do not provide assurance that Coronado Courts Limited Partnership is or will be 2000 ready, that Coronado Courts Limited Partnership's year 2000 remediation efforts will be successful in whole or in part, or that parties with which Coronado Courts Limited Partnership does business will be year 2000 ready.

In our opinion, except for effects of such adjustments, if any, as might have been determined To be necessary had we been able to examine evidence regarding year 2000 disclosures, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999, on our consideration of the Coronado Courts Limited Partnership's internal control and reports dated January 25, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 14-17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Lutz & Company, P.C.
January  25, 1999

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

BITTERSWEET
[Letterhead]

[LOGO] Freedberg, Derba & Tardiff, P.C.

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MB Bittersweet Associates Limited Partnership
(a Massachusetts Limited Partnership)
Boston, Massachusetts

We have audited the accompanying balance sheet of MB Bittersweet Associates Limited Partnership, MHFA Project No. 84-051-S, as of December 31, 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MB Bittersweet Associates Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/ Freedberg , Derba & Tardiff, P.C.
Wellesley, MA
February 18, 1998

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

HUGES
[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Hughes Apartments Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Hughes Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
February 23, 1999

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

600 DAKOTA
[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
600 Dakota Properties Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of 600 Dakota Properties Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 600 Dakota Properties Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 19, 1999

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

DULUTH
[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Duluth Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheet of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1998, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duluth Limited Partnership, FHA Project Number 091-10505 REF, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of Duluth Limited Partnership's internal controls and a report dated January 27, 1999, on its compliance laws and regulations.

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

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 27, 1999

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

BARRINGTON
[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

                         INDEPENDENT AUDITOR'S REPORT

The Partners
Barrington Manor Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Barrington Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 13, 1999, except for Note 10,
as to which the date is January 25, 1999

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

Graver
[Letterhead]

                                    [LOGO]
                      Charles Bailly & Company P.L.L.P.

INDEPENDENT AUDITOR'S REPORT

The Partners
Graver Inn Limited Partnership
Wahpeton, North Dakota

We have audited the accompanying balance sheets of Graver Inn Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graver Inn Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Charles Bailly & Company P.L.L.P.
Fargo, North Dakota
January 19, 1999

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

Chestnut Lane LP
[Letterhead]

FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202    Post Office Box 14251
Savannah, Georgia 31406                Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Chestnut Lane Limited Partnership

We have audited the accompanying balance sheets of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1999

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

GLENNVILLE
[Letterhead]

FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Glennville Properties

We have audited the accompanying balance sheets of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennville Properties (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
Savannah, GA
/s/R. Doug Floyd
February 28, 1999

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

Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

Pine Village
[Letterhead]
FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Pine Village Limited Partnership

We have audited the accompanying balance sheets of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA
/s/R. Doug Floyd
Savannah, GA
February 28, 1999

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

The financial statement information for the year ending December 31, 1996 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

Talbot

[Letterhead]
FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Talbot Village Limited Partnership

We have audited the accompanying balance sheets of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1999

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

The financial statement information for the year ending December 31, 1996 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

Willowpeg
Letterhead]
FLOYD & COMPANY
306 Commercial Drive, Suite 202        Post Office Box 14251
Savannah, Georgia 31406                    Savannah, Georgia 31416
Phone: (912) 355-9969

                         INDEPENDENT AUDITORS' REPORT

To the General Partners of
Willowpeg Village Limited Partnership

We have audited the accompanying balance sheets of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowpeg Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1999

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

Floyd & Company
/s/R. Doug Floyd
Savannah, GA
February 28, 1997

BINGHAM
[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 5, 1999
Bingham Family Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Bingham Family Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Family Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

 /s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

BIRMINGHAM
[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

                                February 5, 1999
Birmingham Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of Birmingham Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Macdonald Page & Co.
Augusta, ME
Certified Public Accountants

NEW SWEDEN
[Letterhead]

                             [Logo] macdonaldpage

Independent Auditors' Report

February  5, 1999
New Sweden Housing Associates
224 Maine Avenue
Gardiner, Maine

We have audited the accompanying balance sheet of New Sweden Housing Associates (a limited partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Sweden Housing Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

HAZEL-WINTHROP
[Letterhead]

                                    [LOGO]
                            Haran & Associates Ltd


                         INDEPENDENT AUDITOR'S REPORT

To the Partners                                      HUD Field Office Director
HAZEL-WINTHROP APARTMENTS                                    Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheets of HAZEL-WINTHROP APARTMENTS, Project No. 071-35522-PM, as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' equity, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAZEL-WINTHROP APARTMENTS, as of December 31, 1998 and 1997, and its profit or loss, changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999, on our consideration of HAZEL-WINTHROP APARTMENTS internal control structure and reports dated January 29, 1999, on its compliance with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to Nonmajor HUD programs.

The accompanying supplementary information (shown on pages 15 to 21) is presented for purposes of additional analysis and is not part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates Ltd
HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Identification No. 36-3097692
Audit Partner: James E. Haran (847) 853-2580

January 29, 1999

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

MICHAEL DOBENS

[Letterhead]
[Logo]

Otis, Atwell & Timberlake
Certified Public Accountants

The Partners
Michael J. Dobens Limited Partnership I

We have audited the accompanying balance sheets of Michael J. Dobens Limited Partnership I as of December 31, 1998, and the related statements of income, partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that my audits, provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michael J. Dobens Limited Partnership I as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership's first mortgage note has matured and has not yet been refinanced, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Otis, Atwell & Timberlake, P.A.
January 21, 1999
Portland, Maine

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

LOGAN
[Letterhead]

                          Marks Shron & Company, LLP

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

To the Partners of
Logan Plaza Associates

We have audited the accompanying balance sheets of Logan Plaza Associates, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Logan Plaza Associates at December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development , Office of Inspector General, we have also issued reports  dated  January  15,  1999 on our  consideration  of the  Partnership's internal control structure, on its compliance with specific requirements applicable to major HUD programs and on its compliance with specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company
New York, NY
January 27, 1998

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.The accompanying supplementary information shown on pages 14 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, except for the effects of the item discussed above, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Marks Shron & Company
New York, NY
January 15, 1998

[Letterhead]

                          Marks Shron & Company, LLP



                         INDEPENDENT AUDITOR'S REPORT

To the Owners of                                          HUD Field Office
Delmar Housing Associates Limited Partnership   Denver, Colorado
Yuma, Arizona

We have audited the accompanying Balance Sheet of Delmar Housing Associates Limited Partnership, FHA Project Number 109-94004 REF, as of December 31, 1998, and the related statements of profit and loss, changes in project equity and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delmar Housing Associates Limited Partnership, as of December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998, on our consideration of Delmar Housing Associates Limited Partnership's internal control structure and a report dated January 26, 1998, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report on pages 14 through 16 is presented for the purposes of additional analysis and are not a required part of the financial statements of Delmar Housing Associates Limited Partnership. Such information has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ Michael Sczekan & Co.
Michael Sczekan & Co., P.C.
Certified Public Accountants
Englewood, Colorado
January 26, 1999

 [Letteread]

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

HERITAGE
[Letterhead]

                      [Logo] Reznick Fedder & Silverman

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Heritage Court Limited Partnership

We have audited the accompanying balance sheet of Heritage Court Limited Partnership as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Court Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 5, 1999, on our consideration of Heritage Court Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


 /s/ Reznick Fedder & Silverman
Baltimore, Maryland                               Federal Employer
January 5, 1999                                        Identification Number:
                                                                   52-1088612
Audit Principal:        William T. Riley, Jr.

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

MUELLER, WALLA & ALBERTSON, P.C.

                         INDEPENDENTS AUDITORS' REPORT

The Partners
Perryville Associates I, L.P.
St. Louis, Missouri

We have compiled the accompanying balance sheet of Perryville Associates I, L.P. (a limited partnership) as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express and opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 1997, were audited by us, and we expressed an unqualified opinion on them in our report dated February 9, 1998, but we have not performed any auditing procedures since that date.

/s/Mueller,  Walla & Albertson, P.C.
Kirkwood, Missouri
Mueller,  Walla & Albertson, P.C.
Certified Public Accountants
February 10, 1999

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

/s/Mueller,  Walla & Albertson, P.C.
Kirkwood, Missouri
Mueller,  Walla & Albertson, P.C.
Certified Public Accountants
February 9, 1998

              MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

CORONADO COURTS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITOR'S REPORTS

DECEMBER 31, 1997 AND 1996

Project No. 123-36605

Project Name - Coronado Courts

                                                 C O N T E N T S



                                                                           Page

SECTION I - BASIC FINANCIAL STATEMENTS

Independent Auditor's Report                                                  1
Financial Statements:
         Balance Sheets                                                       2
         Statement of Profit and Loss (HUD Form No. 92410) - 1997             3
         Statement of Profit and Loss (HUD Form No. 92410) - 1996             5
         Statements of Partners' Capital (Deficit)                            7
         Statements of Cash Flows                                             8
         Notes to Financial Statements                                        9

SECTION II - SUPPLEMENTAL INFORMATION REQUIRED BY
         THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

SECTION III - OTHER REQUIRED INDEPENDENT AUDITOR REPORTS

SECTION IV - PARTNERS' AND MANAGEMENT AGENT'S CERTIFICATIONS

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have issued a report dated February 3, 1998 on our consideration of the Partnership's internal control and reports, also dated February 3, 1998, on its compliance with specific requirements applicable to major HUD programs, compliance with laws, regulations, contracts and grants, and specific requirements applicable to Fair Housing and Non-Discrimination.

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


/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 3, 1998

                                        CORONADO COURTS LIMITED PARTNERSHIP
                                                  BALANCE SHEETS
                                            DECEMBER 31, 1997 AND 1996
                                                      ASSETS
                                                1997                 1996
                                        ------------------   ------------------
 CURRENT ASSETS
        1110   Petty cash                  $        59,222      $        75,937

        1120   Cash                                    500                  500

        1130   Accounts receivable - tenants           371                  342

        1140   Accounts receivable - government      1,054                  398

        1140   Accounts receivable - other              50                  117

        1240   Prepaid property insurance           12,690               12,499

        1250   Prepaid mortgage insurance            3,219                3,235


                                        ------------------   ------------------

               Total current assets                107,745              120,762

 FUNDED DEPOSITS HELD IN TRUST
        1191   Tenant security deposits             15,236               14,879

        1320   Reserve for replacements             90,957              116,758
                                        ------------------   ------------------

               Total funded deposits held in trust 106,193              131,637

 PROPERTY AND EQUIPMENT
        1410   Land                                200,000              200,000
        1411   Land improvements                   252,331              252,331
        1420   Buildings                         4,792,782            4,792,782
        1430   Building equipment - fixed           81,154              124,157

        1450   Furniture - for project
               and tenant use                       20,477               14,541

        1465   Automobiles                          15,000               15,000

        1470   Maintenance equipment                   572                  572

        1490   Furnishings                          52,027               98,500

                                        ------------------   ------------------
                                                 5,414,343            5,497,883
       Less accumulated depreciation             1,675,292            1,643,651
                                        ------------------   ------------------

               Net property and equipment        3,739,051            3,854,232

 OTHER ASSETS
        1900   Deferred loan fees, net of
               $55,492 and $50,078 accumulated
               amortization                        161,058              166,472
                                        ------------------   ------------------

               TOTAL ASSETS                 $    4,114,047       $    4,273,103
                                        ==================   ==================

The accompanying notes are an integral part of these financial statements.

                                        LIABILITIES AND PARTNERS' CAPITAL
                                                 1997                 1996
                                        ------------------   ------------------
 CURRENT LIABILITIES
        2110   Accounts payable                  $   5,913         $      7,611

        2111   Accrued incentive management fee     45,490               27,054

        2130   Accrued interest payable             30,316               30,575

        2150   Accrued property taxes               14,215               15,356

        2210   Prepaid rental income                    -                    27

        2320   Mortgage note payable -
               current portion                      35,002               31,763

               Total current liabilities           130,936              112,386

 DEPOSIT LIABILITIES
        2191   Tenant security deposits
                                                    15,236               14,879

 LONG-TERM LIABILITIES
        2320   Mortgage note payable             3,731,253            3,763,016
       Less current portion
                                                    35,002               31,763
                                        ------------------   ------------------

               Net long-term debt                3,696,251            3,731,253
                                        ------------------   ------------------

               TOTAL LIABILITIES                 3,842,423            3,858,518

 PARTNERS' CAPITAL
        3120   Partners' contributions           1,800,000            1,800,000
        3121   Less distributions                 (502,435)            (472,435)
        3240   Accumulated loss                 (1,025,941)            (912,980)
                                        ------------------   ------------------

               TOTAL PARTNERS' CAPITAL             271,624              414,585
                                        ------------------   ------------------








               TOTAL LIABILITIES AND
                PARTNERS' CAPITAL           $    4,114,047       $    4,273,103
                                        ==================   ==================
The accompanying notes are an integral part of these financial statements.

Statement of Profit                                 U.S. Department of Housing
And Loss                                            and Urban Development
Office of Housing
Federal Housing Commissioner
OMB Approval 2502-0052 (Exp. 1/31/95)
Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Office of Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addressees.
For Month/Period           Project Number:            project Name:
   Beginning:                  Ending:
January 1, 1997           December 31, 1997           123-36605 Coronado Courts

 Part I                         Description of Account                         Acct. No.  Amount*
                        Apartment or Member Carrying Charges (Coops)           5120       $119,820
                        Tenant Assistance Payments                             5121       $725,280
           Rental       Furniture and Equipment                                5130       $
           Income       Stores and Commercial                                  5140       $
           5100         Garage and Parking Spaces                              5170       $
                        Flexible Subsidy Income                                5180       $
                        Miscellaneous (specify)                                5190       $
                        Total Rent Revenue Potential at 100% Occupancy                    $845,100
                        Apartments                                             5220       $(2,943)
                        Furniture and Equipment                                5230       $
           Vacancies    Stores and Commercial                                  5240       $
           5200         Garage and Parking Spaces                              5270       $
                        Miscellaneous (specify)                                5290       $
                        Total Vacancies                                                   (2,943)
                        Net Rental Revenue Rent Revenue Less Vacancies                    $842,157
                        Elderly & Congregate Services Income - 5300
                        Total Services Income ( Schedule Attached )            5300       $
                        Interest Income  - Project Operations                  5410       $119
          Financial     Income from investments -  Residual Receipts           5430
          Revenue       Income from investments -  Reserve for Replacement     5440       $2,460
          5400          Income from investments -  Miscellaneous               5490       $
                        Total Financial Revenue                                           $2,579
                        Laundry and Vending                                    5910       $14,205
                        NSF and Late Charges                                   5920       $829
          Other         Damages and Cleaning Fees                              5930       $3,770
          Revenue       Forfeited Tenant Security Deposits                     5940       $
          5900          Other Revenue (specify)  - Appliance sales             5990       $3,053
                        Total Other Revenue                                               $21,857
                        Total Revenue                                                     $866,593
                        Advertising                                            6210       $
                        Other Administrative Expense                           6250       $
                        Office Salaries                                        6310       $1,263
                        Office Supplies                                        6311       $1,649
                        Office or Model Apartment Rent                         6312
          Administrative         Management                                    6320       $60,229
          Expenses      Manager or Superintendent Salaries                     6330       $30,688
          6200/6300     Manager or Superintendent Rent Free Unit               6331       $
                        Legal Expenses (Project)                               6340       $163
                        Auditing Expenses (Project)                            6350       $4,600
                        Bookkeeping Fees/Accounting Services                   6351       $11,152
                        Telephone and Answering Service                        6360       $2,399
                        Bad Debts                                              6370       $161
                        Miscellaneous Administrative Expenses (specify)        6390       $3,079
                        Total Administrative Expenses                                     $115,383
                        Fuel Oil/Coal                                          6420       $
         Utilities      Electricity (Light and Misc. Power)                    6450       $6,757
         Expense        Water                                                  6451       $22,465
         6400           Gas                                                    6452       $3,280
                        Sewer                                                  6453       $
                        Total Utilities Expense                                           $32,502

         *All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
         Page 1 of 2                                       form HUD-92410 (7/91)

                                                     ref Handbook 4370.2
      The accompanying notes are an integral part of these financial statements


         Coronado Courts                               123-36605
                        Janitor and Cleaning Payroll                                    6510            $    12,458
                        Janitor and Cleaning Supplies                                   6515            $       336
                        Janitor and Cleaning Contract                                   6517            $
                        Exterminating Payroll/Contract                                  6519            $       648
                        Exterminating Supplies                                          6520            $     5,720
                        Garbage and Trash Removal                                       6525            $    12,457
                        Security Payroll/Contract                                       6530            $
                        Grounds Payroll                                                 6535            $    12,243
                        Grounds Supplies                                                6536            $       991
         Operating and  Grounds Contract                                                6537            $    19,122
         Maintenance    Repairs Payroll                                                 6540            $    49,849
         Expenses       Repairs Material                                                6541            $    18,424
         6500           Repairs Contract                                                6542            $     6,264
                        Elevator Maintenance/Contract                                   6545            $
                        Heating/Cooling Repairs and Maintenance                         6546            $        90
                        Swimming Pool Maintenance/Contract                              6547            $
                        Snow Removal                                                    6548            $
                        Decorating Payroll/Contract                                     6560            $
                        Decorating Supplies                                             6561            $    16,044
                        Other                                                           6570            $    12,204
                        Miscellaneous Operating and Maintenance Expenses                6590            $
                        Total Operating & Maintenance Expenses                                          $   166,850
                        Real Estate Taxes                                               6710            $    28,420
                        Payroll Taxes (FICA)                                            6711            $    10,012
                        Miscellaneous Taxes, Licenses and Permits                       6719            $    20,546
         Taxes          Property and Liability Insurance (Hazard)                       6720            $    15,037
         and            Fidelity Bond Insurance                                         6721            $
         Insurance      Workmen's Compensation                                          6722            $
         6700           Health Insurance and Other Employee Benefits                    6723            $
                        Other Insurance (specify)                                       6729            $
                        Total Taxes and Insurance                                                       $    74,015
                        Interest on Bonds Payable                                       6810            $
         Financial      Interest on Mortgage Payable                                    6820            $   365,241
         Expenses       Interest on Notes Payable (Long-Term)                           6830            $
         6800           Interest on Notes Payable (Short-Term)                          6840            $
                        Mortgage Insurance Premium/Service Charge                       6850            $    19,330
                        Miscellaneous Financial Expenses                                6890            $     5,414
                        Total Financial Expenses                                                        $   389,985
         Elderly &      Total Service Expenses-Schedule Attached                        6900            $
         Congregate     Total Cost of Operations Before Depreciation                                    $   778,735
         Service        Profit (Loss) before Depreciation
$     87,858
         Expenses       Depreciation (Total) - 6600 Specify                             6600            $   173,761
         6900           Operating Profit or (Loss)                                                      $   (85,903)
         Corporate or   Drug Elimination grant income (Note E)                                          $  (161,388)
         Mortgagor      Drug Elimination grant expenditures (Note E)                                    $   161,388
         Entity         Taxes (Federal-State-Entity)                                    7130-32         $
         Expenses       Other Expenses (Entity) - Incentive Management Fee              7190            $  27,058
         7100           Total Corporate Expenses                                                        $  27,058
                        Net Profit or (Loss)                                                            $  (112,961)

      Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and or civil penalties. (18 U.S.C 1001, 1010, 1012;
      31 U.S.C. 3729, 3802) Miscellaneous or other Income and Expense Sub-account Groups. If miscellaneous or other income and/or expense subaccounts (5190,5290,5490,5990,6390,6590,6729, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expenses.
         Part II
      1.  Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than
          those required under the mortgage.                          $  31,763
      2.  Replacement Reserve deposits required by the Regulatory
          Agreement or Amendments thereto, even if payments may be
          temporarily suspended or waived.                            $  15,963
      3.  Replacement or Painting Reserve releases which are included
          as expense items on this Profit and Loss statement.            $  821
      4.  Project Improvement Reserve Releases under the Flexible
          Subsidy Program that are included as expense items on this
          Profit and Loss Statement.                                       $  0
                                                              Page 2 of 2
form HUD-92410

    The accompanying notes are an integral part of these financial statements

Statement of Profit                                  U.S. Department of Housing
and Loss                                               and Urban Development
Office of Housing
                               Federal Housing Commissioner
                            OMB Approval 2502-0052 (Exp. 1/31/95)
     Public Reporting Burden for this collection of information is estimated to average 1.0 hours per response, including the time for reviewing instructions, searching existing data sources, gathering and maintaining the data needed, and completing and reviewing the collection of information. Send comments regarding this burden estimate or any other aspect of this collection of information, including suggestions for reducing this burden, to the Reports Management Officer, Officeof Information Policies and Systems, U.S. Department of Housing and Urban Development, Washington, D.C. 20410-3600 and to the Office of Management and Budget, Paperwork Reduction Project (2502-0052), Washington, D.C. 20503. Do not send this completed form to either of these addressees.
For Month/Period
              Project Number: 123-36605       Project Name: Coronado Courts
Beginning:                         Ending:
January 1, 1996                   December 31, 1996

         Part I                 Description of Account                   Acct. No.    Amount*
                    Apartment or Member Carrying Charges (Coops)           5120        $    102,913
                    Tenant Assistance Payments                             5121        $    734,207
         Rental     Furniture and Equipment                                5130        $
         Income     Stores and Commercial                                  5140        $
         5100       Garage and Parking Spaces                              5170        $
                    Flexible Subsidy Income                                5180        $
                    Miscellaneous (specify)                                5190        $
                    Total Rent Revenue Potential at 100% Occupancy                     $    837,120
                    Apartments                                             5220        $     (1,089)
                    Furniture and Equipment                                5230        $
         Vacancies  Stores and Commercial                                  5240        $
         5200       Garage and Parking Spaces                              5270        $
                    Miscellaneous (specify)                                5290        $
                    Total Vacancies                                                          (1,089)
                    Net Rental Revenue Rent Revenue Less Vacancies                     $    836,031
                    Elderly & Congregate Services Income - 5300
                    Total Services Income ( Schedule Attached )            5300        $
                    Interest Income  - Project Operations                  5410        $        316
         Financial  Income from investments -  Residual Receipts           5430        $
         Revenue    Income from investments -  Reserve for Replacement     5440        $      3,624
         5400       Income from investments -  Miscellaneous               5490        $
                    Total Financial Revenue                                            $      3,940
                    Laundry and Vending                                    5910        $     14,923
                    NSF and Late Charges                                   5920        $        705
         Other      Damages and Cleaning Fees                              5930        $      2,883
         Revenue    Forfeited Tenant Security Deposits                     5940        $
         5900       Other Revenue (specify) - Appliance sales              5990        $      2,457
                    Total Other Revenue                                                $     20,968
                    Total Revenue                                                      $    860,939
                    Advertising                                            6210        $
                    Other Administrative Expense                           6250        $
                    Office Salaries                                        6310        $      1,354
                    Office Supplies                                        6311        $      2,710
                    Office or Model Apartment Rent                         6312        $
         Administrative           Management                               6320        $     59,805
         Expenses   Manager or Superintendent Salaries                     6330        $     28,486
         6200/6300  Manager or Superintendent Rent Free Unit               6331        $
                    Legal Expenses (Project)                               6340        $         76
                    Auditing Expenses (Project)                            6350        $      4,500
                    Bookkeeping Fees/Accounting Services                   6351        $      9,698
                    Telephone and Answering Service                        6360        $      2,528
                    Bad Debts                                              6370        $        147
                    Miscellaneous Administrative Expenses (specify)        6390        $      3,182
                    Total Administrative Expenses                                      $    112,486
                    Fuel Oil/Coal                                          6420        $
         Utilities  Electricity (Light and Misc. Power)                    6450        $      6,127
         Expense    Water                                                  6451        $     24,834
         6400       Gas                                                    6452        $      2,533
                    Sewer                                                  6453        $
                    Total Utilities Expense                                            $     33,494

         *All amounts must be rounded to the nearest dollar; $.50 and over, round up--$.49 and below, round down.
         Page 1 of 2                                      form HUD-92410 (7/91)
                                                          ref Handbook 4370.2
     The accompanying notes are an integral part of these financial statements

                        Coronado Courts                 123-36605



                        Janitor and Cleaning Payroll                       6510         $    10,717
                        Janitor and Cleaning Supplies                      6515         $       343
                        Janitor and Cleaning Contract                      6517         $
                        Exterminating Payroll/Contract                     6519         $       600
                        Exterminating Supplies                             6520         $     5,783
                        Garbage and Trash Removal                          6525         $    13,214
                        Security Payroll/Contract                          6530         $
                        Grounds Payroll                                    6535         $    13,961
                        Grounds Supplies                                   6536         $       625
         Operating and  Grounds Contract                                   6537         $    18,139
         Maintenance    Repairs Payroll                                    6540         $    45,713
         Expenses       Repairs Material                                   6541         $    11,404
         6500           Repairs Contract                                   6542         $     5,919
                        Elevator Maintenance/Contract                      6545         $
                        Heating/Cooling Repairs and Maintenance            6546         $     1,659
                        Swimming Pool Maintenance/Contract                 6547         $
                        Snow Removal                                       6548         $
                        Decorating Payroll/Contract                        6560         $
                        Decorating Supplies                                6561         $    14,977
                        Other                                              6570         $    11,364
                        Miscellaneous Operating and Maintenance
                                   Expenses                                6590         $        50
                        Total Operating & Maintenance Expenses                          $   154,468
                        Real Estate Taxes                                  6710         $    30,713
                        Payroll Taxes (FICA)                               6711         $     8,191
                        Miscellaneous Taxes, Licenses and Permits          6719         $    20,366
                        Taxes     Property and Liability Insurance (Hazard)6720         $    14,209
         and            Fidelity Bond Insurance                            6721         $
         Insurance      Workmen's Compensation                             6722         $
         6700           Health Insurance and Other Employee Benefits       6723         $
                        Other Insurance (specify)                          6729         $     3,959
                        Total Taxes and Insurance                                       $    77,438
                        Interest on Bonds Payable                          6810         $
         Financial      Interest on Mortgage Payable                       6820         $   368,205
         Expenses       Interest on Notes Payable (Long-Term)              6830         $
         6800           Interest on Notes Payable (Short-Term)             6840         $
                        Mortgage Insurance Premium/Service Charge          6850         $    19,427
                        Miscellaneous Financial Expenses                   6890         $     5,414
                        Total Financial Expenses                                        $   393,046
         Elderly &      Total Service Expenses-Schedule Attached           6900         $
         Congregate     Total Cost of Operations Before Depreciation                    $   770,932
         Service        Profit (Loss) before Depreciation                               $    90,007
         Expenses       Depreciation (Total) - 6600 Specify                6600         $   164,845
         6900           Operating Profit or (Loss)                                      $   (74,838)
         Corporate or   Drug Elimination grant proceeds (Note E)                        $   (88,612)
         Mortgagor      Drug Elimination grant expenditures (Note E)                    $    88,612
         Entity         Taxes (Federal-State-Entity)                       7130-32      $
         Expenses       Other Expenses (Entity) - Incentive
                                  Management Fee                           7190         $    26,487
         7100           Total Corporate Expenses                                        $    26,487
                        Net Profit or (Loss)                                            $  (101,325)

         Warning: HUD will prosecute false claims and statements. Conviction may result in criminal and or civil penalties. (18 U.S.C. 1001, 1010, 1012; 31 U.S.C. 3729, 3802) Miscellaneous or other Income and Expense Sub-account Groups. If miscellaneous or other income and/or expense subaccounts (5190,5290,5490,5990,6390,6590,6729, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expenses.
         Part II
      1. Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than those
         required under the mortgage.                               $    28,823
      2.  Replacement Reserve deposits required by the Regulatory
          Agreement or Amendments thereto, even if payments may be
          temporarily suspended or waived.                          $    15,963
      3.  Replacement or Painting Reserve releases which are
          included as expense items on this Profit and Loss
          statement.                                                $     1,400
      3.  Project Improvement Reserve Releases under the Flexible
          Subsidy Program that are included as expense items on
          this Profit and Loss Statement.                           $         0
                                                  Page 2 of 2
form HUD-92410


     The accompanying notes are an integral part of these financial statements

                                    CORONADO COURTS LIMITED PARTNERSHIP
                                       STATEMENTS OF PARTNERS' CAPITAL
                                   YEARS ENDED DECEMBER 31, 1997 AND 1996



                                 LIMITED            GENERAL
 YEAR ENDED DECEMBER 31, 1996    PARTNERS          PARTNERS           TOTAL
-------------------------------------------------------------------------------
   Balance, January 1, 1996     $ 765,845        $ (219,935)         $ 545,910

   Distribution to partners       (29,700)             (300)           (30,000)


   Loss for the year             (100,312)           (1,013)          (101,325)

                              -------------------------------------------------

   Balance, December 31, 1996  $  635,833        $ (221,248)         $ 414,585
                              =================================================


 YEAR ENDED DECEMBER 31, 1997
------------------------------------------------
   Balance, January 1, 1997      $  635,833       $ (221,248)        $ 414,585

   Distribution to partners         (29,700)            (300)          (30,000)

   Loss for the year               (111,831)          (1,130)         (112,961)

                             -------------------------------------------------

   Balance, December 31, 1997   $   494,302    $    (222,678)       $  271,624
                               ===============================================

      The accompanying notes are an integral part of these financial statements.

                            CORONADO COURTS LIMITED PARTNERSHIP
                                        STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                 1997                1996
                                         ------------------   -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Cash receipts from operations
            Rental of apartments            $       841,445      $      836,308


           Interest                                   2,579               3,940
            Drug Elimination grant proceeds         161,388              88,612

            Laundry receipts and other revenue       21,857              20,968

                                         ------------------   -----------------
                 Total                            1,027,269             949,828

       Cash disbursed for operations                 24,780              26,717
            Administrative expense

            Management fees                          59,804              59,581


           Utilities                                 32,106              33,468
            Payroll                                 115,250             108,422

            Operating and maintenance expense        93,271              83,396

            Property taxes                           29,561              32,189

            Taxes - other                            20,539              20,231

            Property insurance                       15,228              15,714

            Mortgage insurance premiums              19,314              19,412

            Mortgage interest                       365,500             368,439

            Drug Elimination grant expenditures     161,388              88,612

            Incentive management fee                  8,622              24,969

                                         ------------------   -----------------
                 Total                              945,363             881,150

                                         ------------------   -----------------
       Net cash provided by operating activities     81,906              68,678


 CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment                        (59,754)            (51,820)

       Tenant security deposits funded                 (357)                178

       Net change in escrow deposit accounts         (2,905)             (9,479)

       Deposits to reserve for replacements         (18,423)            (19,587)

       Withdrawals from reserve for replacements     44,224              47,929

                                         ------------------   -----------------
       Net cash used by investing activities        (37,215)            (32,779)


 CASH FLOWS FROM FINANCING ACTIVITIES
       Tenant security deposits received                357                (178)

       Payment of long-term debt                    (31,763)            (28,823)

       Withdrawals by partners                      (30,000)            (30,000)

                                         ------------------   -----------------
       Net cash used by financing activities        (61,406)            (59,001)

                                         ------------------   -----------------
            Net decrease in cash                    (16,715)            (23,102)
 CASH BALANCE, BEGINNING OF YEAR                     76,437              99,539

                                         ------------------   -----------------
       CASH BALANCE, END OF YEAR              $      59,722        $     76,437

                                         ==================   =================

 CASH FLOWS FROM OPERATING ACTIVITIES
       Net                                    $    (112,961)       $   (101,325)
      loss
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
            Depreciation and amortization           179,175             170,259

            Changes in:
                 Accounts receivable                   (618)                133

                 Prepaid expenses                      (175)             (1,490)

                 Accounts payable and accrued
                 expenses                            (1,951)               (417)

                 Accrued incentive management fee    18,436               1,518

                                         ------------------   -----------------
       Net cash provided by operating
          activities                         $       81,906          $   68,678

                                         ==================   =================



The accompanying notes are an integral part of these financial statements.

                                    CORONADO COURTS LIMITED PARTNERSHIP
                                          NOTES TO FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - Coronado Courts Limited Partnership, rehabilitated and operates a 145 unit rental housing project in conjunction with the U.S. Department of Housing and Urban Development Section 8 Housing Assistance Payments Program administered through the City of Douglas Housing Authority. The Partnership's housing assistance contract expires in four stages during 2002. The project's name is Coronado Courts and is located in Douglas, Arizona.

         Apartments are initially leased for a period of one year. After the initial term, the leases continue on a month-to-month basis. The U.S. Department of Housing and Urban Development (HUD) regulates the rental rates and pays a portion of the rental. In addition, HUD continues to pay a portion of the rental for a period of sixty days, if a vacancy occurs. The apartment rents range from $380 to $620 per month.

The apartment project is the principal asset of the Partnership and therefore, the Partnership's operations are concentrated in the multifamily real estate market. The Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of congress or administrative changes mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

         NATURE OF PARTNERSHIPS - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the personal assets and liabilities of the partners. The Partnership's income or loss is reportable by the partners on their individual income tax returns.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents, for statement of cash flow purposes, consist of unrestricted cash deposits in federally insured financial institutions. Funded deposits held in trust are not considered to be cash and cash equivalents for statement of cash flow purposes.

         RESTRICTED DEPOSITS AND FUNDED RESERVES - Mortgage escrow deposits and the reserve for asset replacement are held on deposit by the mortgage servicing corporation.

         PROPERTY AND EQUIPMENT - Property and equipment are generally presented at cost, less accumulated depreciation. Depreciation is provided using accelerated methods over the estimate useful lives of the assets. The Partnership has, however, adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets be presented at fair value where information indicates that the Partnership might be unable to recover, through operations or sale, the carrying amount of long-lived assets.

DEFERRED LOAN FEES - Deferred loan fees are amortized by straight-line method over the forty-year term of the related mortgage note.

          CORONADO COURTS LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         REGULATORY AGREEMENT - A Regulatory Agreement with the Federal Housing Administration sets forth the following requirements, among others:

The Partnership is required to make monthly deposits for the funding of property insurance, mortgage and real estate taxes.

                  The Partnership is required to establish and maintain a reserve fund for asset replacements through monthly deposits to the reserve. These funds may not be withdrawn without the prior consent of HUD.

                  The Partnership is prohibited from making any distribution of assets or income, except from surplus cash and only after the end of a semi-annual or annual fiscal period.

ADVERTISING - Advertising costs are expensed as incurred.

NOTE B - MORTGAGE NOTE PAYABLE

         The mortgage note payable is collateralized by an insured mortgage on the project's land and buildings. Terms of the note require monthly payments of $33,105, including principal and interest at 9.75%, with final maturity June 2023.

         In connection with this mortgage note, the Partnership has entered into a regulatory agreement with the Secretary of Housing and Urban Development which contains, among other things, restrictions on the conveyance, transfer, or encumbrance of any of the project property, the assumption of additional indebtedness, and the assignment of rights to manage or receive the rents and profits of the property.

         Maturities of long-term debt for the next five years are as follows:

                             1998   $35,002
                             1999   $38,571
                             2000   $42,505
                             2001   $46,839
                             2002   $51,616

NOTE C - ALLOCATION OF NET INCOME OR LOSS AND DISTRIBUTION PREFERENCES

         Net income or loss is allocated one-percent (1%) to the general partners and ninety-nine percent (99%) to the limited partners. Annual cash distributions to partners can only be paid from surplus cash of the Partnership as defined by the Department of Housing and Urban Development. Such distributions are allocable between the limited partners and the general partner as follows:

         First    - $29,700 to the limited partners and $300 to the general
                    partner on a cumulative basis.

         Second   - Repay any project expense loans.

         Third    - Payment of the incentive management fee.

         Balance  - 99% to the limited partners and 1% to the general partner.

         Cash distributions resulting from a sale or refinancing of the project will be allocated using methods described in the partnership's agreement.

NOTE D - IDENTITY OF INTEREST

         Essex Corporation, a general partner in Coronado Courts Limited Partnership, also manages Coronado Courts. The management agreement with Essex Corporation currently provides for a management fee equal to 7% of rental and service income. Management fees paid or accrued to Essex Corporation for the years ended December 31, 1997 and 1996 were $60,229 and $59,805, respectively. Data processing fees paid to Essex for the years ended December 31, 1997 and 1996 were $11,152 and $9,698, respectively. Essex Corporation also is entitled to an incentive management fee which is to be paid from surplus cash. Incentive management fees totaled $27,058 for 1997 and $26,487 for 1996.

NOTE E - GRANT INCOME AND EXPENSE

         The project has been awarded Drug Elimination grants through the U.S. Department of Housing and Urban Renewal. Grant income and expense for the years ended December 31, 1997 and 1996 is summarized below:
                                             1997                  1996
                                   --------------------- ---------------------
          Grant income                         $ 161,388              $ 88,612
                                   ===================== =====================

          Grant expenses:
               Educational services              $25,972               $28,048
               Transportation                      5,147                27,522
               Facility improvements               2,212                 8,955
               Payroll                            83,480                 1,795
               Counseling                         12,560                10,848
               Other expenses                     32,017                11,444
                                   --------------------- ---------------------
               Total grant expenses             $161,388               $88,612
                                   ===================== =====================

Section II

CORONADO COURTS LIMITED PARTNERSHIP
SUPPLEMENTAL INFORMATION REQUIRED BY
YEAR ENDED DECEMBER 31, 1997 AND 1998





Non-Income Producing Apartments
 None

 Accounts Receivable - Tenants

      Days                       Number of Tenants                Amount
----------------           --------------------------       -----------------
 0-30                                   -                                   -

 31-60                                  2                                $ 209

 61-90                                  -                                    -

 over 90                                1                                $ 162

                           ==========================        =================

     Total                              3                                $ 371
                           ==========================        =================

 Accounts and Notes Receivable - Other Than From Regular Tenants
 Accounts receivable - government - tenant assistance payments         $ 1,054

                                                             =================
                                                             =================
 Accounts receivable - miscellaneous                                     $  50

                                                             =================
 Mortgage Escrow Deposits
 Estimated amount required for future payment of:
      City, state and county taxes                                    $  7,102

      Property insurance                                                 2,294

      Mortgage insurance                                                16,095

                                                             -----------------
         Total                                                          25,491

 Total confirmed by mortgagee                                           30,639

                                                             -----------------
 Amount on deposit in excess of estimated requirements                $  5,148

                                                             =================

 Tenant Security Deposits


 Reserve for Replacements



      Balance, beginning of year                                 $      116,758

         Deposits                                                        15,963

         Interest earnings, net of any investment fees                    2,460

         Authorized withdrawals (carpet, ranges, refrigerators,
         and blinds)                                                    (44,224)
                                                              -----------------
      Balance, end of year - confirmed by mortgagee              $       90,957
                                                              =================

CORONADO COURTS LIMITED PARTNERSHIP
SUPPLEMENTAL INFORMATION REQUIRED BY
YEAR ENDED DECEMBER 31, 1997 AND 1998

 Accounts Payable - Other Than Trade Creditors
 Essex Corporation incentive management fee -
 payable from surplus cash                                       $       45,490
                                                              =================

 Accrued Property Taxes
 Basis of Accrual         Period Covered        Due Date        Accrued
                                                              -----------------

 Property tax statement  7/1/97 to 12/31/97     May 1998         $       14,215
                                                              =================

 Monthly installments are paid into a mortgage escrow for the payment of property taxes.

 Notes Payable (Other than Insured Mortgage)
 None

 Compensation Paid to Partners
 None

 Distributions Paid to Partners                                        $ 38,622
 Surplus cash available at December 31, 1996
 Less amount distributed for incentive management fee                    (8,622)
(February 1997)
                                                              -----------------

      Amount distributed to partners (during February 1997)      $       30,000
                                                              =================

 Unauthorized Distributions
 None

 Changes in Partnership Interests
                                                                  Ownership
                                                               % Addition or
 Name                                                            (Deletion)
-----------------------------------------------               -----------------
 None                                                                        0%
                                                                             0%
                                                              -----------------
                                                              =================
                                      Net change                             0%
                                                              =================

Identity of Interest
Management fees paid to Essex Corporation                        $       60,229
                                                              =================
Bookkeeping fees paid to Essex Corporation                       $       11,152
                                                              =================
Incentive management fee accrued to Essex Corporation            $       27,058
                                                              =================

 Comments on Balance Sheet Items
 None

                              CORONADO COURTS LIMITED PARTNERSHIP
                         SCHEDULE OF CHANGES IN PROPERTY AND EQUIPMENT
                                  YEAR ENDED DECEMBER 31, 1997


                                                                      COST

                                            ---------------------------------------------------------------
                                                  Balance,                                      Balance,
                                                  Beginning                                      End of
                                                  of Year        Additions     Reductions        Year
                                            ---------------------------------------------------------------

 Land                                         $      200,000              $             $          200,000
                                                                          -             -
 Land improvements                                   252,331                                       252,331
                                                                          -             -
 Buildings                                         4,792,782                                     4,792,782
                                                                          -             -
 Building equipment - fixed                          124,157         20,777        63,780           81,154
 Furniture - for project and tenant use
                                                      14,541          5,936             -           20,477
 Automobiles
                                                      15,000              -             -           15,000
 Maintenance equipment
                                                         572              -             -              572
 Furnishings                                                         31,867
                                                      98,500                       78,340           52,027
                                            ---------------------------------------------------------------

                                               $   5,497,883    $    58,580    $  142,120    $   5,414,343
                                            ===============================================================



                                                               ACCUMULATED DEPRECIATION
                                            ---------------------------------------------------------------
                                                Balance,                                      Balance,            Net Book
                                                Beginning                                      End of            Value, End
                                                 of Year        Additions     Reductions        Year               Of Year
                                            ---------------------------------------------------------------   -----------------

 Land                                                      $              $             $                $      $      200,000
                                                           -              -             -                -
 Land improvements                                   170,394         14,898                        185,292
                                                                                        -                               67,039
 Buildings                                         1,300,776        137,077                      1,437,853           3,354,929
                                                                                        -
 Building equipment - fixed
                                                      81,425          9,634        63,780           27,279              53,875
 Furniture - for project and tenant use
                                                       7,622          2,075             -            9,697              10,780
 Automobiles
                                                       3,000          4,800             -            7,800               7,200
 Maintenance equipment
                                                         114            115             -              229                 343
 Furnishings
                                                      80,320          5,162        78,340            7,142              44,885
                                            ---------------------------------------------------------------   -----------------

                                               $   1,643,651    $   173,761    $  142,120    $   1,675,292       $   3,739,051
                                            ===============================================================   =================



-------------------------------------------------------------------------------
                             U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                                 HOUSING - FEDERAL HOUSING COMMISSIONER
                        OFFICE OF MULTIFAMILY HOUSING MANAGEMENT AND OCCUPANCY
                             COMPUTATION OF SURPLUS CASH, DISTRIBUTIONS AND
                                          RESIDUAL RECEIPTS
-------------------------------------------------------------------------------
PROJECT                                           PROJECT NUMBER   123-36605
NAME
FISCAL PERIOD ENDED:
       Coronado Courts                                           12/31/97
       ---------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                  PART A - COMPUTE SURPLUS CASH
-------------------------------------------------------------------------------


                                                                            ------------------------------
       1. Cash (Accounts 1110, 1120,1191,1192)
                                                                                                   74,958
                                                                            ------------------------------
       ---------------------------------------------------------------------------------------------------
       2. Tenant subsidiary vouchers due for period
       covered                               by financial statements                                1,054
       ---------------------------------------------------------------------------------------------------
                                                                            ------------------------------
       3. Other (Describe)

                                                                                                        -
                                                                            ------------------------------
       ----------------------------------------------------------------------------------------------------------------------------
                                          (a) Total Cash (Add Lines 1, 2, and 3)
                                                                                                                            76,012
-----------------------------------------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------
       4. Accrued mortgage interest payable
                                                                                                   30,316
       ---------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------
       5. Delinquent mortgage principal payments

                                                                                                        -
       ---------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------
       6. Delinquent deposits to reserve for replacements

                                                                                                        -
       ---------------------------------------------------------------------------------------------------
       7. Accounts payable (due within 30 days)
                                                                                                    5,913
       ---------------------------------------------------------------------------------------------------
       8. Loans and notes payable - - (due within 30 days)

                                                                                                        -
       ---------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------
       9. Deficient Tax, Insurance or MIP Deposits

                                                                                                        -
       ---------------------------------------------------------------------
                                                                            ------------------------------
       10. Accrued Expenses (not escrowed)

                                                                                                        -
                                                                            ------------------------------
       ---------------------------------------------------------------------
       11. Prepaid Rents(Account 2210)

                                                                                                        -
       ---------------------------------------------------------------------
                                                                            ------------------------------
       12. Tenant security deposits liability (Account 2191)
                                                                                                   15,236
       ---------------------------------------------------------------------------------------------------
       13. Other (Describe)

                                                                                                        -
       ---------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------------------------------------
                                                           (b) Less Total Current Obligations (Add Lines
                                                 4 through 13)                                                              51,465
       ----------------------------------------------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------------------------------------
                                                 (c) Surplus Cash (Deficiency) (Line (a) minus Line (b))
                                                                                                                            24,547
-----------------------------------------------------------------------------------------------------------------------------------
                         PART B - COMPUTE DISTRIBUTIONS TO OWNERS AND REQUIRED DEPOSIT TO RESIDUAL RECEIPTS
-----------------------------------------------------------------------------------------------------------------------------------
1. Surplus Cash
                                                                                                                            24,547
-----------------------------------------------------------------------------------------------------------------------------------

       ---------------------------------------------------------------------------------------------------
       2a. Annual Distribution Earned During Fiscal
       Period Covered by the Statement                                                                   -
       ---------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------
       2b. Distribution Accrued and Unpaid as of
       the
       end of the Prior Fiscal Period                                                                   -
       ---------------------------------------------------------------------------------------------------
       2c. Distributions Paid During Fiscal Period Covered By Statement

                                                                                                        -
       ---------------------------------------------------------------------------------------------------
       3. Amount to be carried on Balance Sheet as
       Distribution
       Earned but Unpaid (Line 2a plus 2b minus 2c)                                                     -
       ---------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
4. Amount Available for Distribution During Next Fiscal Period
                                                                                                                            24,547
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
5. Deposit Due Residual Receipts  (Must be deposited with Mortgagee within 60 days After Fiscal Period
Ends)
                                                                                                                                 -
-----------------------------------------------------------------------------------------------------------------------------------
                                PREPARED BY                                                        REVIEWED BY
-----------------------------------------------------------------------------------------------------------------------------------
LOAN TECHNICIAN                                                             LOAN SERVICER

-----------------------------------------------------------------------------------------------------------------------------------
DATE                                                                        DATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (See Reverse for              HUD-93486 (12-80)
       Instructions)


SECTION II

INDEPENDENT AUDITOR'S REPORT ON
INTERNAL CONTROL


To the Partners
Coronado Courts Limited Partnership

We have audited the financial statements of Coronado Courts Limited Partnership as of and for the year ended December 31, 1997, and have issued our report thereon dated February 3, 1998. We have also audited the Partnership's compliance with requirements applicable to major HUD-assisted programs and have issued our report thereon dated February 3, 1998.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether the Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of the Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control, errors, irregularities or instances of noncompliance may nevertheless occur and not be detected.
Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing our audits, we obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinions on the financial statements of Coronado Courts Limited Partnership and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to the Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within atimely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operations that we consider to be material weaknesses as defined above.

This report is intended for the information of the Partners, the Partnership's management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 3, 1998

INDEPENDENT AUDITOR'S REPORT ON
COMPLIANCE WITH SPECIFIC REQUIREMENTS APPLICABLE
TO MAJOR HUD PROGRAMS


To the Partners
Coronado Courts Limited Partnership

We have audited the financial statements of Coronado Courts Limited Partnership, as of and for the year ended December 31, 1997, and have issued our report thereon dated February 3, 1998. We have also audited the Partnership's compliance with the specific program requirements governing its major HUD-assisted programs (HUD insured mortgage loan and housing assistance payments) for the year ended December 31, 1997. We tested the Partnership's compliance with specific program requirements in the following areas:

- Mortgage status                                        - Cash receipts
- Replacement reserve                                    - Cash disbursements
- Distributions to owners                                - Management functions
- Tenant application                                     - Security deposits
- Federal financial reports
The management of the Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Partnership complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted programs for the year ended December 31, 1997.

This report is intended for the information of the Partners, the Partnership's management, and the U.S. Department of Housing andUrban Development. However, this report is a matter of public record and its distribution is not limited.

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.


Des Moines, Iowa
February 3, 1998

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH LAWS,
REGULATIONS, CONTRACTS AND GRANTS


To the Partners
Coronado Courts Limited Partnership

We have audited the financial statements of Coronado Courts Limited Partnership, as of and for the year ended December 31, 1997 and have issued our report thereon dated February 3, 1998.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts and grants applicable to the Partnership is the responsibility of the Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, contracts and grants. However, the objective of our audit of the financial statements was not to provide an opinion on the overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of the Partners, the Partnership's management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.

Des Moines, Iowa
February 3, 1998

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


To the Partners
Coronado Courts Limited Partnership

We have audited the financial statements of Coronado Courts Limited Partnership, as of and for the year ended December 31, 1997 and have issued our report thereon dated February 3, 1998.

We have applied procedures to test the Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1997.

Our procedures were limited to the applicable compliance requirements described in the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which would be the expression of an opinion on the Partnership's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the Partners, the Partnership's management and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.


/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.

Des Moines, Iowa
February 3, 1998

         INDEPENDENT AUDITOR'S COMMENTS ON AUDIT RESOLUTION
         MATTERS RELATED TO HUD PROGRAMS


To the Partners
Coronado Courts Limited Partnership

We have audited the financial statements of Coronado Courts Limited Partnership, as of and for the year ended December 31, 1997, and issued our report thereon dated February 3, 1998.

During our audit, we noted no instances where the project had not undertaken corrective action on findings from our prior auditor reports (there were no findings as the result of our December 31, 1996 audit), physical inspection reports, management review reports and similar reports.

/s/Vroman, McGowen, Hurst, Clark & Smith, P.C.


Des Moines, Iowa
February 3, 1998

SECTION IV

         CORONADO COURTS LIMITED PARTNERSHIP
         CERTIFICATE OF PARTNERS
         DECEMBER 31, 1997


"We hereby certify that we have examined the accompanying financial statements and supplemental information of Coronado Courts Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate."


For the Partners:


/S/Kent B. Braasch                          2/14/98
Essex Corporation, General Partner          Date
Kent B. Braasch, Executive Vice President


The Partnership's employer identification number is 06-1171352.

         MANAGEMENT AGENT'S CERTIFICATION
         DECEMBER 31, 1997


"We hereby certify that we have examined the accompanying financial statements and supplemental information of Coronado Courts Limited Partnership and, to the best of our knowledge and belief, the same is complete and accurate."


Project manager - Kent Braasch, Executive Vice-President


For the Management Agent:


/S/Kent B. Braasch          2/14/98
Essex Corporation          Date
Kent B. Braasch, Executive Vice President







                          CORONADO COURTS LIMITED PARTNERSHIP

                           HUD PROJECT NO. 123-36605

                           FINANCIAL STATEMENTS AND
                           INDEPENDENT ACCOUNTANTS' AUDIT REPORT

                           DECEMBER 31, 1998 AND 1997

INDEPENDENT ACCOUNTANTS' AUDIT REPORT


Partners
Coronado Courts Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheet of Coronado Courts Limited Partnership, HUD Project No. 123-36605, an Arizona partnership, as of December 31, 1998 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Coronado Courts Limited Partnership as of December 31, 1997, were audited by other auditors, whose report dated February 3, 1998, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Governmental Accounting Standards Board Technical Bulletin 98-1, Disclosures About Year 2000 Issues, requires disclosures of certain matters regarding the year 2000 issue. Coronado Courts Limited Partnership has included such disclosures in Note 7. Because of the unprecedented nature of the year 2000 issue, its effects and the success of the related remediation efforts will not be fully determinable until the year 2000 and thereafter. Accordingly, insufficient audit evidence exists to support Coronado Courts Limited Partner-ship disclosure with respect to the year 2000 issues made in Note 7. Further, we do not provide assurance that Coronado Courts Limited Partnership is or will be year 2000 ready, that Coronado Courts Limited Partnership's year 2000 remediation efforts will be successful in whole or in part, or that parties with which Coronado Courts Limited Partnership does business will be year 2000 ready.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding year 2000 disclosures, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Courts Limited Partnership as of December 31, 1998 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Coronado Courts Limited Partnership
Page 2



In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999, on our consideration of Coronado Courts Limited Partnership's internal control and reports dated January 25, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Fair Housing and Non-discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 14-17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




/s/Lutz & Company, PC
January 25, 1999

-------------------------------------------------------------------------------

                                                                BALANCE SHEETS

-------------------------------------------------------------------------------

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

BALANCE SHEETS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


                                 ASSETS

Acct. #  CURRENT ASSETS                                 1998             1997

1120       Cash Operations                       $     79,352      $     59,722
1130       Accounts Receivable, Tenants                   283               371
1135       Accounts Receivable, HUD                     2,427             1,054
1140       Accounts and Notes Receivable, Operations    1,530                50
1200       Miscellaneous Prepaid Expenses              18,693            15,909
-------------------------------------------------------------------------------
1100T         Total Current Assets                    102,285            77,106
-------------------------------------------------------------------------------

         RESTRICTED DEPOSITS AND FUNDED RESERVES (Note 2)
1191       Tenant Deposits Held in Trust               14,529            15,236
1310       Escrow Deposits                             30,958            30,639
1320       Replacement Reserve                         74,931            90,957
-------------------------------------------------------------------------------
1300T        Total Restricted Deposits and
             Funded Reserves                          120,418           136,832
-------------------------------------------------------------------------------

         PROPERTY AND EQUIPMENT (Note 3)
1410       Land                                       200,000           200,000
1411       Land Improvements                          252,331           252,331
1420       Buildings                                4,873,936         4,873,936
1450       Furniture and Fixtures                      38,973            20,477
1460       Furnishings                                 61,593            52,027
1470       Maintenance Equipment                          572               572
1480       Vehicles                                    20,000            15,000
-------------------------------------------------------------------------------
1400T        Total Cost                             5,447,405         5,414,343
1495       Less Accumulated Depreciation            1,854,373         1,675,292
-------------------------------------------------------------------------------
1400N        Net Book Value                         3,593,032         3,739,051
-------------------------------------------------------------------------------

         OTHER ASSETS
1520      Deferred Loan Fees, Net of Accumulated
          Amortization of $60,906 and $55,492,
          Respectively                                155,644           161,058
-------------------------------------------------------------------------------

===============================================================================
1000T      TOTAL ASSETS                            $3,971,379        $4,114,047
===============================================================================








-------------------------------------------------------------------------------


See Notes to Financial Statements.




-------------------------------------------------------------------------------

                               LIABILITIES

Acct. #  CURRENT LIABILITIES                             1998             1997

2110       Accounts Payable, Operations         $       9,742     $       5,913
2123       Accrued Incentive Management Fees           73,615            45,490
2131       Accrued Interest Payable, First Mortgage    30,032            30,316
2150       Accrued Property Taxes                      14,807            14,215
2170       Current Portion of Mortgage Payable (Note 3)38,571            35,002
-------------------------------------------------------------------------------
2122T        Total Current Liabilities                166,767           130,936
-------------------------------------------------------------------------------

         DEPOSIT LIABILITIES
2191       Tenant Security Deposits                    14,545            15,236
-------------------------------------------------------------------------------

         LONG-TERM LIABILITIES
2320       Mortgage Payable, Less Current Portion
          (Note 3)                                  3,657,680         3,696,251
-------------------------------------------------------------------------------
2000T        Total Liabilities                      3,838,992         3,842,423
-------------------------------------------------------------------------------

         CONTINGENCIES (Note 7)

                            PARTNERS' CAPITAL

3033T    PARTNERS' CAPITAL                            132,387           271,624
-------------------------------------------------------------------------------










===============================================================================
2033T      TOTAL LIABILITIES AND PARTNERS' CAPITAL $3,971,379        $4,114,047
===============================================================================

-------------------------------------------------------------------------------




                                                                 3

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


Acct. # REVENUES                                        1998             1997
         Rental Revenue
5120       Apartments                               $ 124,555          $119,820
5121       Tenant Assistance Payments                 722,575           725,280
-------------------------------------------------------------------------------
5100T        Total Potential Rental Revenue           847,130           845,100
5220       Vacancies                                   (1,870)           (2,943)
-------------------------------------------------------------------------------
5152N        Total Net Rental Revenue                 845,260           842,157
-------------------------------------------------------------------------------
         Financial Revenue
5410       Interest                                       119               119
5440       Interest from Reserve for Replacements       1,736             2,460
-------------------------------------------------------------------------------
5400T         Total Financial Revenue                   1,855             2,579
-------------------------------------------------------------------------------
         Other Revenue
5910       Laundry and Vending                         12,184            14,205
5920       Tenant Charges                               6,226             4,599
5990       Miscellaneous                                                  3,053
-------------------------------------------------------------------------------
5900T         Total Other Revenues                     18,410            21,857
-------------------------------------------------------------------------------

5000T         Total Revenues                          865,525           866,593
-------------------------------------------------------------------------------

         EXPENSES
         Administrative Expenses
6210       Advertising                                     10
6310       Office Salaries                              1,020             1,263
6311       Office Expenses                              5,499             4,048
6320       Management Fees                             85,725            87,287
6330       Manager's Salary                            30,750            30,688
6340       Legal Expenses                               1,561               163
6350       Audit Expense                                2,304             4,600
6351       Bookkeeping Fees                            16,139            11,152
6370       Bad Debts                                      112               161
6390       Miscellaneous Administrative Expenses        3,555             3,079
-------------------------------------------------------------------------------
6263T         Total Administrative Expenses           146,675           142,441
-------------------------------------------------------------------------------
         Utilities Expense
6450       Electricity                                  6,292             6,757
6451       Water and Sewer                             21,220            22,465
6452       Gas                                          2,571             3,280
-------------------------------------------------------------------------------
6400T         Total Utilities Expenses                 30,083            32,502
-------------------------------------------------------------------------------

                                                      (Continued on next page)

-------------------------------------------------------------------------------





See Notes to Financial Statements.

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

STATEMENTS OF OPERATIONS - Continued

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


         EXPENSES - Continued                          1998             1997
         Operating and Maintenance Expenses
6510       Payroll                                  $  66,558         $  74,550
6515       Supplies                                    30,712            35,795
6520       Contracts                                   38,043            31,754
6525       Trash Removal                               13,427            12,457
6570       Vehicle and Maintenance Repairs             11,456            12,205
6590       Other Repairs                                  107                89
-------------------------------------------------------------------------------
6500T         Total Operating and Maintenance
              Expenses                                160,303           166,850
-------------------------------------------------------------------------------
         Taxes and Insurance Expenses
6710       Property Taxes                              29,602            28,420
6711       Payroll Taxes                                9,161            10,012
6720       Property and Liability Insurance            17,991            15,037
6790       Miscellaneous Taxes                         20,705            20,546
-------------------------------------------------------------------------------
6700T         Total Taxes and Insurance Expenses       77,459            74,015
-------------------------------------------------------------------------------
         Financial Expenses
6820       Mortgage Interest                          361,976           365,241
6850       Mortgage Insurance                          19,224            19,330
-------------------------------------------------------------------------------
6800T         Total Financial Expenses                381,200           384,571
-------------------------------------------------------------------------------
6000T           Total Expenses Before Depreciation
                and Amortization                      795,720           800,379
-------------------------------------------------------------------------------

5060T      Net Income Before Depreciation
           and Amortization                            69,805            66,214

6600       Depreciation                               179,081           173,761

6610       Amortization                                 5,414             5,414

===============================================================================
3250       NET LOSS                                 $(114,690)        $(112,961)
===============================================================================











-------------------------------------------------------------------------------






See Notes to Financial Statements.

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------
                                    Limited           General
                                    Partners          Partners           Total
-------------------------------------------------------------------------------
BALANCES, December 31, 1996         $635,833        $(221,248)         $414,585
-------------------------------------------------------------------------------

  Net Loss                          (111,831)          (1,130)         (112,961)

  Distributions to Partners          (29,700)            (300)          (30,000)

-------------------------------------------------------------------------------
BALANCES, December 31, 1997          494,302         (222,678)          271,624
-------------------------------------------------------------------------------

  Net Loss                          (113,543)          (1,147)         (114,690)

  Distributions to Partners          (24,302)            (245)          (24,547)

===============================================================================
BALANCES, December 31, 1998         $356,457        $(224,070)         $132,387
===============================================================================























-------------------------------------------------------------------------------







See Notes to Financial Statements.

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------
                                                    INCREASE (DECREASE) IN CASH
                                                       1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts
  Rental Receipts                                    $843,975          $841,445
  Interest Receipts                                     1,855             2,579
  Drug Elimination Grant Proceeds                     125,000           161,388
  Laundry Receipts and Other Revenue                   18,410            21,857
-------------------------------------------------------------------------------
    Total Receipts                                    989,240         1,027,269
-------------------------------------------------------------------------------

Expenditures
  Administrative Expenses                              30,200            24,466
  Management Fees                                      57,600            59,804
  Salaries and Wages                                   97,308           105,238
  Utilities Expenses                                   30,083            32,502
  Operating and Maintenance Expenses                   91,396            94,356
  Property Taxes                                       29,010            29,561
  Payroll Taxes                                         9,161            10,012
  Taxes-Other                                          20,705            20,546
  Property Insurance                                   20,793            15,228
  Mortgage Interest                                   362,260           365,500
  Mortgage Insurance                                   19,206            19,314
  Drug Elimination Grant Expenditures                 125,000           161,388
  Incentive Management Fee                                                8,622
-------------------------------------------------------------------------------
    Total Expenditures                                892,722           946,537
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities        96,518            80,732
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                  (33,062)          (58,580)
  Changes In:
    Tenant Security Deposits                               16
    Mortgage Escrow Deposits                             (319)           (2,905)
    Reserve for Replacements                           16,026            25,801
-------------------------------------------------------------------------------
    Net Cash Used in Investing Activities             (17,339)          (35,684)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Mortgage Payable                       (35,002)          (31,763)
  Distributions to Partners                           (24,547)          (30,000)
-------------------------------------------------------------------------------
    Net Cash Used in Financing Activities             (59,549)          (61,763)
-------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                        19,630           (16,715)

Cash, Beginning of Year                                59,722            76,437

===============================================================================
Cash, End of Year                                   $  79,352         $  59,722
===============================================================================

-------------------------------------------------------------------------------



See Notes to Financial Statements.

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997
-------------------------------------------------------------------------------
              RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY ACTIVITIES

                                                      1998             1997

Net Loss                                            $(114,690)        $(112,961)
Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operating Activities
    Depreciation                                      179,081           173,761
    Amortization                                        5,414             5,414
    Changes in Current Assets and Liabilities
      Decrease (Increase) in Accounts Receivable, Tenants  88               (29)
      Increase in Accounts Receivable, HUD             (1,373)             (656)
      Decrease (Increase) in Accounts and
      Notes Receivable, Operations                     (1,480)               67
      Increase in Prepaid Miscellaneous
      Prepaid Expenses                                 (2,784)             (175)
      Increase (Decrease) in Accounts Payable,
      Operations                                        3,829            (1,698)
      Increase in Accrued Incentive Management Fees    28,125            18,436
      Decrease in Accrued Interest Payable,
      First Mortgage                                     (284)             (259)
      Increase (Decrease) in Accrued Property Taxes       592            (1,141)
      Decrease in Prepaid Rent                                              (27)

===============================================================================
        Net Cash Provided by Operating Activities  $   96,518        $   80,732
===============================================================================

























-------------------------------------------------------------------------------
See Notes to Financial Statements.

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is set forth below.

Nature of Organization
and Operations       Coronado  Courts Limited  Partnership is a partnership
                     organized for the purpose of rehabilitating and operating a 145-unit apartment building project in Douglas, Arizona.
                     The project is operated under Section 202 of the  National
                     Housing Act and regulated by the U.S.Department of Housing and Urban Development (HUD) with respect to rental charges and operating methods. The Project's major programs are its Section 221 (d)(4) direct loan and Section 8 Housing
                     Assistance Payments Program administered through the City of Douglas, Public Housing Authority.

                     The apartment project is the principal asset of the Partnership and therefore, the Partnership's operations are concentrated in the multifamily real estate market. The Partnership operates in a heavily regulated environment. The operations of the Partnership are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, HUD. Such administrative directives, rules and regulations are subject to change by an act of Congress or administrative changes mandated by HUD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

Use of Estimates     The  preparation of financial  statements in conformity
                     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and
Equipment            Property and equipment is stated at cost. Expenditures for additions and betterments are capitalized; expenditures for maintenance and repairs are expensed as incurred. The costs of assets disposed and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property disposals are recognized in the year of disposals.




-------------------------------------------------------------------------------

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies - Continued
-------------------------------------------------------------------------------
Property and
Equipment -
Continued     Depreciation  is computed  using both the  straight-line  and the accelerated  methods over the following useful lives:

                                                                         Years
                                    Land Improvements                      15
                                    Buildings                              35
                                    Furniture and Fixtures                 5-7
                                    Furnishings                            5-7
                                    Maintenance Equipment                  5
                                    Vehicles                               5

              The Partnership has adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be presented at fair value where information indicates that the Partnership might be unable to recover, through operations or sale, the carrying value of long-lived assets.

Income Taxes  The entity has elected to be taxed as a partnership under the provisions of the Internal Revenue code.

              Accordingly, taxable income, deductions and credits flow through to the partners and are reported on their tax returns. Therefore, no provision or liability for income taxes has been included in the financial statements of the Partnership.

              The Partnership reports certain expenses differently for financial reporting purposes than for income tax purposes. At December 31, 1998, there were accumulated temporary differences principally relating to depreciation of approximately $589,000 which will increase income for income tax return purposes in the future as they reverse.

Deferred Loan
Fees Deferred loan fees are amortized by the straight-line method over the forty-year term of the related mortgage note.

Distributions The Partnership's regulatory agreement with HUD limits partner distributions to "surplus cash" available at year-end. Allocations of operations and distributions are performed in accordance with the partnership agreement.

Reclassifications
of Prior Year
Balances Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in the 1998 financial statements.

-------------------------------------------------------------------------------

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

2.   Restricted Deposits and Funded Reserves
-------------------------------------------------------------------------------
     Under the terms of the Regulatory Agreement, the Partnership is required to set aside specified amounts for the replacement of property and other project expenditures as approved by HUD. Restricted deposits are held in separate accounts and generally are not available for operating purposes.

     In addition, all tenant security deposits are deposited into a separate bank account at Bank One in Phoenix, Arizona and are held in trust for the tenants until they vacate the property. Any amounts not returned to the tenant due to lease violations are transferred to the Partnership's general operating account.

3.   Mortgage Payable
-------------------------------------------------------------------------------

                                                          1998           1997
     The  mortgage is insured by HUD and is payable
     in monthly  installments  of $33,105
     which  includes  principal  and interest at 9.75%
     per annum. The final payment is due June 1, 2023.
     Property and equipment are pledged as collateral
     for the mortgage.                                $3,696,251     $3,731,253

     Less Current Portion                                 38,571         35,002

     Mortgage Payable, Less Current Portion           $3,657,680     $3,696,251

     The aggregate maturities of the mortgage for the years ending after December 31, 1998 are as follows:

           Year Ending December 31,
               1999                                        $     38,571
               2000                                              42,505
               2001                                              46,839
               2002                                              51,616
               2003                                              56,879
               Thereafter                                     3,459,841

                  Total                                      $3,696,251




-------------------------------------------------------------------------------

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
4.   Allocation of Net Income or Loss and Distribution Preferences

     Net income or loss is allocated one percent (1%) to the general partners and ninety-nine percent (99%) to the limited partners. Annual cash distributions to partners can only be paid from surplus cash of the Partnership as defined by the HUD agreement. Such distributions are allocable between the limited partners and the general partner as follows:

     First      - $29,700 to the limited partners and $300 to the general
                  partners on a cumulative basis.

     Second     - Repay any project expense loans.

     Third      - Payment of the incentive management fee.

     Balance    - 99% to the limited partners and 1% to the general partners.

     Cash distributions resulting from a sale or refinancing of the project will be allocated using methods described in the partnership's agreement.

-------------------------------------------------------------------------------

5.   Identity of Interest

     Essex Corporation, a general partner in Coronado Courts Limited Partnership, also manages Coronado Courts. The management agreement with Essex Corporation currently provides for a management fee equal to 7% of rental and service income. Management fees paid or accrued to Essex Corporation for the years ended December 31, 1998 and 1997 were $57,600 and $60,229, respectively. Data processing fees paid to Essex Corporation for the years ended December 31, 1998 and 1997 were $16,139 and $11,152, respectively. Essex Corporation also is entitled to an incentive management fee which is to be paid from surplus cash. Incentive management fees totaled $28,125 and $27,058 for the years ended December 31, 1998 and 1997, respectively.









-------------------------------------------------------------------------------

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

6.   Grant Income and Expenses
-------------------------------------------------------------------------------

     The project has been awarded Drug Elimination grants through the U.S. Department of Housing and Urban Renewal. Grant income and expenses for the years ended December 31, 1998 and 1997 are summarized below:

                                                      1998                1997
     Grant Income                                  $125,000            $161,388

     Grant expenses:
     Education Services                           $  26,780           $  25,972
     Transportation                                   1,437               5,147
     Facility Improvemets                                                 2,212
     Payroll                                         66,023              83,480
     Counseling                                      12,240              12,560
     Other Expenses                                  18,520              32,017
     Total Grant Expenses                          $125,000            $161,388

7.    Year 2000 Issues
-------------------------------------------------------------------------------
     The General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs or disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Partnership's operations will be 2000 compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.






-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      SUPPLEMENTAL INFORMATION

-------------------------------------------------------------------------------
CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

SUPPLEMENTAL DATA REQUIRED BY HUD

DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                  CHANGES IN PROPERTY AND EQUIPMENT



--------------------------------------Property---------------------------------
                              Balance                                 Balance
                             January 1,                            December 31,
                               1998        Additions    Disposals      1998

Land                       $   200,000   $             $            $   200,000
Land Improvements              252,331                                  252,331
Buildings                    4,873,936                                4,873,936
Furniture and Fixtures          20,477    18,496                         38,973
Furnishings                     52,027     9,566                         61,593
Maintenance Equipment              572                                      572
Vehicles                        15,000     5,000                         20,000
===============================================================================
Totals                      $5,414,343   $33,062       $             $5,447,405
===============================================================================



During the year ended December 31, 1998, the Partnership purchased the following:

            Refrigerators and Stoves                        $17,412
            Carpet                                           10,650
            Truck                                             5,000
              Total                                         $33,062


--------------------------------------Accumulated Depreciation----------------------------------
                     Balance                                                           Balance
                    January 1,       Depreciation                  December 31,      December 31,
                     1998             Expense        Disposals       1998               1998

Land                 $                 $           $              $                  $     200,000
Land Improvements      185,292         14,898                         200,190                52,141
Buildings            1,465,132        147,509                       1,612,641             3,261,295
Furniture and Fixtures   9,697          4,964                          14,661                24,312
Furnishings              7,142          8,049                          15,191                46,402
Maintenance Equipment      229            114                             343                   229
Vehicles                 7,800          3,547                          11,347                 8,653
===================================================================================================
Totals              $1,675,292        $179,081      $              $1,854,373         $   3,593,032
===================================================================================================

-------------------------------------------------------------------------------



CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

SUPPLEMENTAL DATA REQUIRED BY HUD

DECEMBER 31, 1998
-------------------------------------------------------------------------------

RESERVE FOR REPLACEMENTS
   In accordance with the provisions of the Regulatory Agreement, restricted cash is held by the mortgagee to be used for replacement of property with the approval of HUD as follows:

       Balance, January 1, 1998                                         $90,957
       Monthly Deposits                                                  15,963
       Interest Earnings, Net of Any Investment Fees                      1,736
       Authorized Withdrawals                                           (33,725)
       Balance, December 31, 1998 Confirmed by Mortgagee                $74,931

  The reserve for replacement account is held in an interest-bearing account by GMAC Commercial Mortgage Corporation.

RESIDUAL RECEIPTS ACCOUNT
  None

INDEPENDENT ACCOUNTANTS' AUDIT REPORT ON INTERNAL CONTROL



Partners
Coronado Courts Limited Partnership
Omaha, Nebraska


We have audited the financial statements of Coronado Courts Limited Partnership, HUD Project No. 123-36605, as of and for the year ended December 31, 1998, and have issued our report thereon dated January 25, 1999. We have also audited Coronado Courts Limited Partnership compliance with requirements applicable to its major HUD-assisted programs and have issued our report thereon dated January 25, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Coronado Courts Limited Partnership complied with laws and regulations, noncompliance with which would be material to a major HUD-assisted program.

The management of Coronado Courts Limited Partnership is responsible for establishing and maintaining internal control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and relate costs of controls. The objectives of internal control are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that HUD-assisted programs are managed in compliance with applicable laws and regulations.
Because of inherent limitations in any internal control, errors, irregularities, or instances of noncompliance may nevertheless occur and not be detected. Also, projection of any evaluation of internal control to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of controls may deteriorate.

In planning and performing our audit, we obtained an understanding of the design of relevant controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on Coronado Courts Limited Partnership financial statements and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal control in accordance with the provisions of the Guide and not to provide any assurance on internal control.

We performed tests of controls, as required by the Guide, to evaluate the effectiveness of the design and operation of controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Coronado Courts Limited Partnership's major HUD-assisted programs. Our procedures were less in scope than would be necessary to render an opinion on internal control. Accordingly, we do not express such an opinion.

Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of the mortgagor, management, and the U. S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.







/S/Lutz & Company, P.C.
January 25, 1999

INDEPENDENT ACCOUNTANTS' AUDIT REPORT ON COMPLIANCE
WITH SPECIFIC REQUIREMENTS APPLICABLE TO MAJOR HUD PROGRAMS


Partners
Coronado Courts Limited Partnership
Omaha, Nebraska


We have audited the financial statements of Coronado Courts Limited Partnership, HUD Project No. 123-36605 as of and for the year ended December 31, 1998, and have issued our report thereon dated January 25, 1999.

We have also audited Coronado Courts Limited Partnerships' compliance with the specific program requirements governing mortgage status, replacement reserve, distributions to owners, tenant application, federal financial reports, cash receipts, cash disbursements, management functions and security deposits that are applicable to each of its major HUD-assisted programs for the year ended December 31, 1998. The management of Coronado Courts Limited Partnership is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audit.

We conducted our audit of compliance with those requirements in accordance with generally accepted auditing standards, Government Auditing Standards, issued by Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about Coronado Courts Limited Partnership's compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, Coronado Courts Limited Partnership complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted programs for the year ended December 31, 1998.

This report is intended for the information of the mortgagor, management, and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.




/S/Lutz & Company, P.C
January 25, 1999

INDEPENDENT ACCOUNTANTS' AUDIT REPORT ON COMPLIANCE
WITH SPECIFIC REQUIREMENTS APPLICABLE TO FAIR HOUSING AND NON-DISCRIMINATION


Partners
Coronado Courts Limited Partnership
Omaha, Nebraska


We have audited the financial statements of Coronado Courts Limited Partnership, HUD Project No. 123-36605 as of and for the year ended December 31, 1998, and have issued our report thereon dated January 25, 1999.

We have applied procedures to test Coronado Courts Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements applicable to its HUD-assisted programs for the year ended December 31, 1998.

Our procedures were limited to the applicable compliance requirement described by the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Our procedures were substantially less in scope than an audit, the objective of which is the expression of an opinion on Coronado Courts Limited Partnership's compliance with the Fair Housing and Non-Discrimination requirements. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the Guide.

This report is intended for the information of the mortgagor, management and the U.S. Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.





/S/Lutz & Company, P.C


January 25, 1999

INDEPENDENT AUDITOR'S COMMENTS ON AUDIT RESOLUTION
MATTERS RELATED TO HUD PROGRAMS

Partners
Coronado Courts Limited Partnership
Omaha, Nebraska

We have audited the financial statements of Coronado Courts Limited Partnership, as of and for the year ended December 31, 1998, and issued our report thereon dated January 25, 1999.

During our audit, we noted no instances where the project had not undertaken
corrective action on findings from the prior auditor's reports.   There were no
findings as the result of our December 31, 1998 audit, physical inspection reports, management review reports and similar reports.



/S/Lutz & Company, P.C
January 25, 1999

ORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

CERTIFICATION OF PARTNER

DECEMBER 31, 1998
-------------------------------------------------------------------------------



I hereby certify that I have examined the accompanying financial statements and supplemental information of Coronado Courts Limited Partnership, HUD Project No. 123-36605 and, to the best of my knowledge and belief, the same are complete and accurate. (Federal E.I.N. 06-1171352).




1/25/99                                           /S/Lutz & Company, P.C.
Date                                     Essex Corporation, General Partner
                                      Kent B. Braasch, Executive Vice President

CORONADO COURTS LIMITED PARTNERSHIP

HUD PROJECT NO. 123-36605

CERTIFICATION OF MANAGEMENT AGENT

DECEMBER 31, 1998
-------------------------------------------------------------------------------



We hereby certify that we have examined the accompanying financial statements and supplemental information of Coronado Courts Limited Partnership and, to the best of our knowledge and belief, the same are complete and accurate.





 1/25/99                                   /S/Lutz & Company, P.C
Date                                    Essex Corporation, Management Agent
                                     Kent B. Braasch, Executive Vice President