Form 10QSB
period 1999-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1999-08-11
CIK 810663

August 11, 1999


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 0-16796


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

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                                    -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                        to



For Quarter Ended     June 30, 1999       Commission file number      0-16796
                  -------------------                            --------------


  Boston Financial Qualified Housing Limited Partnership
   (Exact name of registrant as specified in its charter)

                 Delaware                                      04-2947737
   (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                     ---------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1. Financial Statements

         Combined Balance Sheet  - June 30, 1999
           (Unaudited)                                                       1

         Combined Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 1999 and 1998                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 1999           3

         Combined Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 1999 and 1998                              4

         Notes to the Combined Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                    13

SIGNATURE                                                                    14

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



                             COMBINED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      119,063
Tenant security deposits                                                                           4,040
Accounts receivable, net                                                                         162,557
Marketable securities, at fair value                                                           1,912,433
Mortgage escrow deposits                                                                           2,749
Replacement reserve escrow                                                                         6,719
Bond trusts                                                                                      122,093
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 (Note 1)                                                                           1,207,692
Deferred charges, net                                                                             41,115
Rental property, at cost, net of
   accumulated depreciation                                                                    1,089,358
Other assets                                                                                      28,805
     Total Assets                                                                         $    4,696,624
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $       15,277
Accounts payable and accrued expenses                                                             42,280
Accrued interest                                                                                  68,819
Tenant security deposits payable                                                                   5,522
Bonds payable                                                                                  1,210,000
                                                                                          --------------
     Total Liabilities                                                                         1,341,898

Minority interest in Local Limited Partnership                                                    58,139
                                                                                          --------------


General, Initial and Investor Limited Partners' Equity                                         3,302,898
Net unrealized losses on marketable securities                                                    (6,311)
     Total Partners' Equity                                                                    3,296,587
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    4,696,624
                                                                                          ==============

The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998


                                                                         1999                      1998
                                                                     -------------             -------------

Revenue:
   Rental                                                            $      57,143             $      56,625
   Investment                                                               34,373                    31,591
   Other                                                                   101,521                    22,546
                                                                     -------------             -------------
      Total Revenue                                                        193,037                   110,762
                                                                     -------------             -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $34,370 and $30,863, respectively)                  75,596                    85,764
   Rental operations, exclusive of depreciation                             25,564                    19,425
   Interest                                                                 41,000                    30,004
   Depreciation                                                             10,182                    10,182
   Amortization                                                              6,692                     8,539
                                                                     -------------             -------------
     Total Expenses                                                        159,034                   153,914
                                                                     -------------             -------------

Income (loss) before minority interest in loss of Local
   Limited Partnership and equity in losses of
   Local Limited Partnerships                                               34,003                   (43,152)

Minority interest in losses of Local Limited Partnership                       182                        25

Equity in losses of Local Limited Partnerships                            (220,419)                 (258,738)
(Note 1)                                                             -------------             -------------

Net Loss                                                             $    (186,234)            $    (301,865)
                                                                     =============             =============

Net Loss allocated
   To General Partners                                               $      (1,862)            $      (3,019)
   To Limited Partners                                                    (184,372)                 (298,846)
                                                                     -------------             -------------
                                                                     $    (186,234)            $    (301,865)
                                                                     =============             =============

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                    $       (3.69)            $       (5.98)
                                                                     =============             =============


The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1999


                                                                                         Net
                                                        Initial       Investor       Unrealized
                                       General          Limited        Limited          Gains
                                       Partners        Partners       Partners        (Losses)            Total

Balance at March 31, 1999             $  (399,606)   $     4,648     $ 3,884,090    $      12,442    $    3,501,574
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable
     securities available
     for sale                                   -              -               -          (18,753)          (18,753)
   Net Loss                                (1,862)             -        (184,372)               -          (186,234)
                                      -----------    -----------     ------------   -------------    --------------
Comprehensive Loss                         (1,862)             -        (184,372)         (18,753)         (204,987)
                                      -----------    -----------     ------------   -------------    --------------

Balance at June 30, 1999              $  (401,468)   $     4,648     $ 3,699,718    $      (6,311)   $    3,296,587
                                      ===========    ============    ===========    =============    ==============
The accompanying notes are integral part of these combined financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)




                                                                              1999                 1998
                                                                         -------------         -------------

Net cash used for operating activities                                   $     (46,360)        $     (65,283)

Net cash provided by (used for) investing activities                           (60,399)               68,542
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                          (106,759)                3,259

Cash and cash equivalents, beginning                                           225,822               243,723
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $     119,063         $     246,982
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1999 and 1998.


1.   Investments in Local Limited Partnerships

The Partnership has acquired limited partnership interests in thirty-three Local Limited Partnerships, excluding Hughes, which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor, Graver Inn, 600 Dakota and Duluth, in each of which the Partnership's interest is only 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at June 30, 1999, is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $28,714,906)                                 (36,108,013)

Cumulative cash distributions received from Local Limited Partnerships                        (1,824,559)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,676,407)

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,725,764

   Accumulated amortization of acquisition fees and expenses                                  (1,156,464)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      1,892,893

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        $      1,207,692

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 1999, excluding Hughes, is $1,115,308. For the three months ended June 30, 1999, the Partnership has not recognized $984,521 of equity in losses relating to twenty-seven Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules

                                 Balance Sheets

                                           Boston Financial
                                           Qualified Housing         Hughes
                                              Tax Credits          Apartments
                                              L.P. (A)               Ltd.(B)      Eliminations     Combined (A)
Assets

Cash and cash equivalents                  $        117,873     $        1,190    $           -    $     119,063
Tenant security deposits                                  -              4,040                -            4,040
Accounts receivable, net                            216,047                  -          (53,490)         162,557
Marketable securities, at fair value              1,912,433                  -                -        1,912,433
Mortgage escrow deposits                                  -              2,749                -            2,749
Replacement reserve escrow                                -              6,719                -            6,719
Bond trusts                                               -            122,093                -          122,093
Investments in Local Limited
    Partnerships, net                             1,074,023                  -          133,669        1,207,692
Deferred charges, net                                     -             41,115                -           41,115
Rental property, at cost, net of
    accumulated depreciation                              -          1,057,783           31,575        1,089,358
Other assets                                         23,941              4,864                -           28,805
                                           ----------------     --------------    -------------    -------------
       Total Assets                        $      3,344,317     $    1,240,553    $     111,754    $   4,696,624
                                           ================     ==============    =============    =============

Liabilities and Partners' Equity

Accounts payable to affiliates             $         15,277     $       53,490    $     (53,490)   $      15,277
Accounts payable and accrued
    expenses                                         32,453              9,827                -           42,280
Accrued interest                                          -             68,819                -           68,819
Tenant security deposits payable                          -              5,522                -            5,522
Bonds payable                                             -          1,210,000                -        1,210,000
                                           ----------------     --------------    -------------    -------------
Total Liabilities                                    47,730          1,347,658          (53,490)       1,341,898
                                           ----------------     --------------    -------------    -------------

Minority interest in Local Limited
    Partnership                                           -                  -           58,139           58,139
                                           ----------------     --------------    -------------    -------------

General, Initial and Investor
    Limited Partners' Equity (Deficiency)         3,302,898           (107,105)         107,105        3,302,898
Net unrealized losses on marketable
    securities                                       (6,311)                 -                -           (6,311)
                                           ----------------     --------------    -------------    -------------
       Total Partners' Equity (Deficiency)        3,296,587           (107,105)         107,105        3,296,587
                                           ----------------     --------------    -------------    -------------
       Total Liabilities and
       Partners' Equity (Deficiency)       $      3,344,317     $    1,240,553    $     111,754    $   4,696,624
                                           ================     ==============    =============    =============

(A) As of June 30, 1999
(B) As of March 31, 1999

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                    For the Three Months Ended June 30, 1999


                                           Boston Financial
                                           Qualified Housing         Hughes
                                              Tax Credits          Apartments
                                              L.P. (A)               Ltd.(B)      Eliminations     Combined (A)

Revenue:
   Rental                                  $             -      $      57,143     $          -     $        57,143
   Investment                                        34,227               146                -              34,373
   Other                                             99,481             2,040                -             101,521
                                           ----------------     -------------     ------------     ---------------
       Total Revenue                                133,708            59,329                -             193,037
                                           ----------------     -------------     ------------     ---------------

Expenses:
   General and administrative                        75,596                 -                -              75,596
   Rental operations, exclusive
     of depreciation                                      -            25,564                -              25,564
   Interest                                               -            41,000                -              41,000
   Depreciation                                           -            10,182                -              10,182
   Amortization                                       5,886               806                -               6,692
                                           ----------------     -------------     ------------     ---------------
       Total Expenses                                81,482            77,552                -             159,034
                                           ----------------     -------------     ------------     ---------------

Income (Loss) before minority interest in
   losses of Local Limited Partnership,
   equity in losses of Local Limited
   Partnerships and minority interest                52,226           (18,223)               -              34,003


Minority interest in losses of
   Local Limited Partnership                              -                 -              182                 182


Equity in losses of Local
   Limited Partnerships                            (238,460)                -           18,041            (220,419)

                                            ----------------     -------------     ------------     ---------------

Net Income (Loss)                          $       (186,234)    $     (18,223)    $     18,223     $      (186,234)
                                           ================     =============     ============     ===============

(A) For the three months ended June 30, 1999.
(B) For the three months ended March 31, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows
                     For the Three Months Ended June 30,1999


                                         Boston Financial
                                         Qualified Housing        Hughes
                                            Tax Credits         Apartments
                                             L.P. (A)             Ltd.(B)      Eliminations        Combined (A)


Net cash used for operating activities     $    (43,486)      $     (2,874)     $        -       $      (46,360)

Net cash used for investing activities          (60,399)                 -               -              (60,399)
                                           ------------       ------------      ----------       --------------

Net decrease in cash and cash equivalents      (103,885)            (2,874)              -             (106,759)

Cash and cash equivalents, beginning            221,758              4,064               -              225,822
                                           ------------       ------------      ----------       --------------

Cash and cash equivalents, ending          $    117,873       $      1,190      $        -       $      119,063
                                           ============       ============      ==========       ==============



(A) For the three months ended June 30, 1999.
(B) For the three months ended March 31, 1999

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $119,063 as compared with $225,822 at March 31, 1999. The decrease is primarily attributable to cash used for operations and advances to Local Limited Partnerships. These decreases to cash and cash equivalents are partially offset by cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities.

At June 30, 1999, approximately $1,346,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. During the period ended June 30, 1999, the Partnership advanced $159,558 to the Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 1999. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to investors from this source in the future.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 resulted in a net loss of $186,234 as compared to a net loss of $301,865 for the same period in 1998. The decrease in net loss is primarily attributable to an increase in distribution income and a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Currently  the  Partnership  consists  of 34  properties.  Most of the 32  Local
Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating a breakeven or are generating positive operating cash flow. A number of properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties have funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of the partnership interest in Barrington Manor and Duluth to a non profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. In addition, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

On April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both Section 1231 gain and cancellation of indebtedness income for the 1999 tax year. The Managing General Partner continues to monitor closely the operations of Barrington Manor and Duluth.

As previously reported, Boulevard Commons, located in Chicago, Illinois, is experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners and a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed.

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


Property Discussions (continued)

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, the Managing General Partner is still negotiating with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. However, it is possible that the Partnership will not be able to retain its interest in Pebble Creek. A foreclosure would result in recapture of credits, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

As previously reported, Cass House and Verdean Gardens, both located in Massachusetts and share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive a subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As previously reported, the Local General Partner for Brentwood Manor II, in Nashua, New Hampshire, filed for protection under the provisions of the Chapter 7 bankruptcy laws. Consequently, the Local General Partner was removed as general partner of the Local Limited Partnership and replaced with an affiliate of the Managing General Partner. In addition, the Managing General Partner replaced the former Local General Partner as management agent of the property with an unaffiliated third-party management agent. Although full mortgage payments are being made at this time, partial mortgage payments were made earlier in 1998 prior to the Local General Partner declaring bankruptcy. The lender required that the small deficit generated by the deficient payments be cured immediately. The Managing General Partner is negotiating with both the lender and the former Local General Partner to develop a plan for the payment of this amount. It is possible that Partnership Reserves will be used to pay this deficit.

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to occupancy issues. The March 31, 1999, occupancy for Sierra Pointe was 85% and for Terrace was 91%. The Managing General Partner and the Local General Partner are working with the local housing authorities in both Nevada and Oklahoma to fill vacant units. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy. In addition, the Managing General Partner is negotiating with the Local General Partner a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

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

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership.
However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 11, 1999       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                               By: 29 Franklin Street, Inc.,
                               its Managing General Partner


                               /s/Randolph G. Hawthorne
                               Randolph G. Hawthorne
                               Managing Director, Vice President and
                               Chief Operating Officer