Form 10QSB
period 1999-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 1999-11-12
CIK 810663

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for Quarter Ended September 30, 1999 File Number 0-16796


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller








QH1-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                ----------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended    September 30, 1999       Commission file number  0-16796
                  ------------------------


             Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

               Delaware                                       04-2947737
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code            (617)439-3911
                                                            ---------------


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
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Combined Balance Sheet - September 30, 1999 (Unaudited)                                 1

         Combined Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 1999 and 1998                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 1999                                          3

         Combined Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 1999 and 1998                                             4

         Notes to the Combined Financial Statements (Unaudited)                                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     9

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            COMBINED BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $     215,334
Tenant security deposits                                                                             4,060
Marketable securities, at fair value                                                             1,797,156
Mortgagee escrow deposits                                                                            6,409
Replacement reserve escrow                                                                           6,719
Bond trusts                                                                                        122,093
Investments in Local Limited Partnerships,
   net of reserve for valuation of
   $685,201 (Note 1)                                                                             1,218,791
Deferred charges, net                                                                               40,309
Rental property, at cost, net of
   accumulated depreciation                                                                      1,078,856
Other assets                                                                                        28,763
     Total Assets                                                                            $   4,518,490
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $       9,419
Accounts payable and accrued expenses                                                               25,115
Accrued interest                                                                                    68,819
Tenant security deposits payable                                                                     5,154
Bonds payable                                                                                    1,210,000
                                                                                             -------------
     Total Liabilities                                                                           1,318,507

Minority interest in Local Limited Partnership                                                      58,075
                                                                                             -------------


General, Initial and Investor Limited Partners' Equity                                           3,151,078
Net unrealized losses on marketable securities                                                      (9,170)
     Total Partners' Equity                                                                      3,141,908
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   4,518,490
                                                                                             =============
The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three and Six Months Ended September 30, 1999 and 1998



                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  1999             1998                 1999               1998
                                            --------------    -------------         -------------    --------------

Revenues:
   Rental                                   $       57,469    $      57,678         $     114,612    $      114,303
   Investment                                       26,730           28,909                61,103            60,500
   Other                                            24,522           70,018               126,043            92,564
                                            --------------    -------------         -------------    --------------
       Total Revenue                               108,721          156,605               301,758           267,367
                                            --------------    -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $62,814 and $62,113 in 1999
     and 1998, respectively)                        74,608           67,660               150,204           153,424
Bad debt expense                                   166,519                -               166,519                 -
   Rental operations, exclusive
     of depreciation                                28,330           23,131                53,894            42,556
   Interest                                         26,036           32,031                67,036            62,035
   Depreciation                                     10,182           10,182                20,364            20,364
   Amortization                                      6,696            8,750                13,388            17,289
                                            --------------    -------------         -------------    --------------
       Total Expenses                              312,371          141,754               471,405           295,668
                                            --------------    -------------         -------------    --------------

Income (Loss) before Minority
   interest and Equity in income
   (losses) of Local Limited Partnership          (203,650)          14,851              (169,647)          (28,301)

Minority interest in losses of
   Local Limited Partnership                            64               63                   246                88

Equity in income (losses) of
   Local Limited Partnerships (Note 1)              51,766          (45,275)             (168,653)         (304,013)
                                            --------------    -------------         -------------    --------------
Net Loss                                    $     (151,820)   $     (30,361)        $    (338,054)   $     (332,226)
                                            ==============    =============         =============    ==============

Net Loss allocated:
   To General Partners                      $       (1,519)   $        (303)        $      (3,381)   $       (3,322)
   To Limited Partners                            (150,301)         (30,058)             (334,673)         (328,904)
                                            --------------    -------------         -------------    --------------
                                            $     (151,820)   $     (30,361)        $    (338,054)   $     (332,226)
                                            ==============    =============         =============    ==============

Net Loss per Limited
   Partnership Unit (50,000 Units)          $        (3.01)   $       (0.60)        $       (6.70)   $        (6.58)
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these combined financial statements.



               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)



              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999



                                                                                         Net
                                                        Initial       Investor       Unrealized
                                       General          Limited        Limited          Gains
                                       Partners        Partners       Partners        (Losses)           Total

Balance at March 31, 1999             $  (399,606)   $     4,648     $ 3,884,090     $    12,442     $ 3,501,574
                                      -----------    -----------     -----------     -----------     -----------

Comprehensive Loss:
   Net change in net unrealized gains
      on marketable securities
      available for sale                        -              -               -         (21,612)        (21,612)
   Net Loss                                (3,381)             -        (334,673)              -        (338,054)
                                      -----------    -----------     -----------     -----------     -----------
Comprehensive Loss                         (3,381)             -        (334,673)        (21,612)       (359,666)
                                      -----------    -----------     -----------     -----------     -----------

Balance at September 30, 1999         $  (402,987)   $     4,648     $ 3,549,417     $    (9,170)    $ 3,141,908
                                      ===========    ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these combined financial statements.

        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998



                                                                              1999                 1998
                                                                         -------------         -------------


Net cash used for operating activities                                   $    (115,410)        $     (97,006)

Net cash provided by investing activities                                      104,922                91,499
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                      (10,488)               (5,507)

Cash and cash equivalents, beginning                                           225,822               243,723
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     215,334         $     238,216
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1999 and 1998.


1.   Investments in Local Limited Partnerships

The Partnership has acquired interests in thirty-three Local Limited Partnerships, excluding Hughes Apartments Ltd. ("Hughes"), which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor, Graver Inn, 600 Dakota and Duluth in each of which the partnership's interest is only 49.5%. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

A summary of Investments in Local Limited Partnerships, excluding Hughes, at September 30, 1999 is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $29,680,343)                                 (36,034,748)

Cumulative cash distributions received from Local Limited Partnerships                        (1,881,157)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,659,740)

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                               4,725,764

   Accumulated amortization of acquisition fees and expenses                                  (1,162,032)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      1,903,992

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        ----------------
                                                                                        $      1,218,791

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 1999, excluding Hughes totaled $2,007,479. For the six months ended September 30, 1999, the Partnership has not recognized $1,949,958 of equity in losses relating to twenty-six Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)
Assets
Cash and cash equivalents                      $     214,997    $         337     $           -    $     215,334
Tenant security deposits                                   -            4,060                 -            4,060
Marketable securities, at fair value               1,797,156                -                 -        1,797,156
Mortgagee escrow deposits                                  -            6,409                 -            6,409
Replacement reserve escrow                                 -            6,719                 -            6,719
Bond trusts                                                -          122,093                 -          122,093
Investments in Local Limited
   Partnerships, net                               1,078,447                -           140,344        1,218,791
Deferred charges, net                                      -           40,309                 -           40,309
Rental property at cost, net                               -        1,047,601            31,255        1,078,856
Other assets                                          23,393            5,370                 -           28,763
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   3,113,993    $   1,232,898     $     171,599    $   4,518,490
                                               =============    =============     =============    =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $       9,419    $      53,490     $     (53,490)               $
9,419
Accounts payable and accrued
   expenses                                           16,156            8,959                 -           25,115
Accrued interest                                           -           68,819                 -           68,819
Tenant security deposits payable                           -            5,154                 -            5,154
Bonds payable                                              -        1,210,000                 -        1,210,000
                                               -------------    -------------     -------------    -------------
     Total Liabilities                                25,575        1,346,422           (53,490)       1,318,507
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                             -                -            58,075           58,075
                                               -------------    -------------     -------------    -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           3,097,588         (113,524)          167,014        3,151,078
Net unrealized losses on marketable
   securities                                         (9,170)               -                 -           (9,170)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity (Deficiency)           3,088,418         (113,524)          167,014        3,141,908
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity                        $   3,113,993    $   1,232,898     $     171,599    $   4,518,490
                                               =============    =============     =============    =============

(A) As of September 30, 1999.
(B) As of June 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Operations
                   For the Six Months Ended September 30, 1999


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits        Apartments                          Combined
                                                  L.P. (A)           Ltd.(B)       Eliminations            (A)

Revenue:
   Rental                                      $          -     $     114,612     $           -    $     114,612
   Investment                                         60,937              166                 -           61,103
   Other                                             122,556            3,487                 -          126,043
                                               -------------    -------------     -------------    -------------
     Total Revenue                                   183,493          118,265                 -          301,758
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        150,204                -                 -          150,204
   Bad debt expense                                  220,009                -           (53,490)         166,519
   Rental operations, exclusive
     of depreciation                                       -           53,894                 -           53,894
   Interest                                                -           67,036                 -           67,036
   Depreciation                                            -           20,364                 -           20,364
   Amortization                                       11,776            1,612                 -           13,388
                                               -------------    -------------     -------------    -------------
     Total Expenses                                  381,989          142,906           (53,490)         471,405
                                               -------------    -------------     -------------    -------------

Loss before minority interest in losses of
   Local Limited  Partnership and equity
   in losses of Local Limited
   Partnerships                                     (198,496)         (24,641)           53,490         (169,647)

Minority interest in losses of
   Local Limited Partnership                               -                -               246              246

Equity in losses of Local
   Limited Partnerships                             (193,048)               -            24,395         (168,653)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $    (391,544)   $     (24,641)    $      78,131    $    (338,054)
                                               =============    =============     =============    =============


(A) For the six months ended September 30, 1999.
(B) For the six months ended June 30, 1999.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows
                   For the Six Months Ended September 30, 1999


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)

Net cash used for operating activities         $    (111,683)   $      (3,727)    $           -    $    (115,410)
                                               -------------    -------------     -------------    -------------

Net cash provided by investing
   activities                                        104,922                -                 -          104,922
                                               -------------    -------------     -------------    -------------

Net decrease in cash and cash
   equivalents                                        (6,761)          (3,727)                -          (10,488)

Cash and cash equivalents, beginning                 221,758            4,064                 -          225,822
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     214,997    $         337     $           -    $     215,334
                                               =============    =============     =============    =============


(A) For the six months ended September  30, 1999.
(B) For the six months ended June 30, 1999.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $215,334 as compared with $225,822 at March 31, 1999. The decrease is attributable to loans to various Local Limited Partnerships and cash used for operations. These decreases in cash and cash equivalents are partially offset by proceeds from sales and maturies of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

At September 30, 1999, approximately $1,320,000 of cash, cash equivalents and marketable securities has been designated as Reserves. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. During the period ended September 30, 1999, the Partnership advanced $163,519 to the Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 1999. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount of cash will be distributed to Limited Partners from this source in the future.

Result of Operations

The Partnership's results of operations for the three and six months ended September 30, 1999 resulted in net losses of $151,820 and $338,054, as compared to net losses of $30,361 and $332,226 for the same periods in 1998. The increase in losses for both the three and six month periods is primarily attributable to bad debt expense on advances made to certain Local Limited Partnerships. The increase in losses is partially offset by an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

Currently  the  Partnership  consists  of 32  properties.  Most of the 32  Local
Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at breakeven or are generating positive operating cash flow. A number of properties are experiencing operating difficulties and cash flow deficits due to a variety of reasons. The Local General Partners of those properties has funded operating deficits through project expense loans, subordinated loans or payments from operating escrows. In certain instances where the Local General Partners have stopped funding deficits because their obligation to do so has expired or otherwise, the Managing General Partner is working with the Local General Partners to increase operating income, reduce expenses or refinance the debt at lower interest rates in order to improve cash flow.

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in Barrington Manor and Duluth to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner has the right to call the remaining interest after the tax credit period has expired.

In addition, on April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statement. However, for tax purposes, this event will result in both
Section 1231 gain and cancellation of indebtedness income for the 1999 tax year. The Managing General Partner continues to monitor closely the operations of Barrington Manor and Duluth.

As previously reported, Boulevard Commons, located in Chicago, Illinois, is experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed.

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

As previously reported, Cass House and Verdean Gardens, which are both located in Massachusetts and share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive a subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to occupancy issues. The June 30, 1999, occupancy for Sierra Pointe was 84% and for Terrace was 87%. The Managing General Partner and the Local General Partner are working with the local housing authorities in both Nevada and Oklahoma to fill vacant units. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy. In addition, the Managing General Partner is negotiating with the Local General Partner a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

The Local General Partner of Chestnut Lane, located in Newman, Georgia, Glenville Properties, located in Glenville, GA, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbottom, Georgia and Willopeg Village, located in Rincon, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General Partner to develop to plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in
a timely manner will have a material impact on the Partnership. However,   the
effect  of  non-compliance  by  third  parties  is  not  readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 12, 1999             BOSTON FINANCIAL QUALIFIED HOUSING
                                       LIMITED PARTNERSHIP

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