Form 10QSB
period 1999-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2000-02-11
CIK 810663

February 11, 2000




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for Quarter Ended December 31, 1999 File No. 0-16796


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


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

For the quarterly period ended        December 31, 1999
                                 ---------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to


  Commission file number 0-16796

          Boston Financial Qualified Housing Limited Partnership
          (Exact name of registrant as specified in its charter)

            Delaware                                 04-2947737
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
                                         incorporation or organization)



   101 Arch Street, Boston, Massachusetts                        02110-1106
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                            ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Combined Balance Sheet - December 31, 1999 (Unaudited)                                  1

         Combined Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 1999 and 1998                                              2

         Combined Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 1999                                          3

         Combined Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 1999 and 1998                                              4

         Notes to the Combined Financial Statements (Unaudited)                                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     9

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                             COMBINED BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                     $    174,443
Tenant security deposits                                                                             5,080
Accounts receivable, net                                                                             4,488
Marketable securities, at fair value                                                               991,202
Mortgagee escrow deposits                                                                           10,069
Replacement reserve escrow                                                                           6,719
Bond trusts                                                                                        122,093
Investments in Local Limited Partnerships, net of reserve
   for valuation of $685,201 (Note 1)                                                            1,292,962
Deferred charges, net                                                                               39,503
Rental property, at cost, net of
   accumulated depreciation                                                                      1,068,382
Other assets                                                                                        18,252
     Total Assets                                                                            $   3,733,193
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                        $      27,379

Accrued interest                                                                                    68,819
Tenant security deposits payable                                                                     4,962
Bonds payable                                                                                    1,210,000
Other liabilities                                                                                      195
                                                                                             -------------
     Total Liabilities                                                                           1,311,355

Minority interest in Local Limited Partnership                                                      58,106
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           2,374,714

Net unrealized losses on marketable securities                                                     (10,982)
                                                                                             -------------
     Total Partners' Equity                                                                      2,363,732
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,733,193
                                                                                             =============

The accompanying notes are an integral part of these combined financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                      COMBINED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended December 31, 1999 and 1998
                            (Unaudited)


                                                   Three Months Ended                     Nine Months Ended
                                             December 31,      December 31,         December 31,      December 31,
                                                  1999             1998                 1999               1998
                                            --------------    -------------         -------------    --------------

Revenues:
   Rental                                   $       57,192    $      53,478         $      171,804   $      167,781
   Investment                                       22,404           33,821                 83,507           94,321
   Other                                             6,364            8,156                132,407          100,721
                                            --------------    -------------         --------------   --------------
       Total Revenue                                85,960           95,455                387,718          362,823
                                            --------------    -------------         --------------   --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $97,588 and $95,499 in 1999
     and 1998, respectively)                       121,734          139,336                271,938          292,760
   Bad debt expense                                764,436                -                930,955                -
   Rental operations, exclusive
     of depreciation                                12,168           20,193                 66,062           62,749
   Interest                                         31,822           34,024                 98,858           96,058
   Depreciation                                     10,182           10,182                 30,546           30,546
   Amortization                                      6,688            8,645                 20,076           25,934
   Provision for valuation of investments
     in Local Limited Partnerships                       -            8,587                      -            8,587
                                            --------------    -------------         --------------   --------------
       Total Expenses                              947,030          220,967              1,418,435          516,634
                                            --------------    -------------         --------------   --------------

Loss before Minority interest and Equity
   in income (losses) of Local Limited
   Partnerships                                   (861,070)        (125,512)            (1,030,717)        (153,811)

Minority interest in (income) losses of
   Local Limited Partnership                           (30)             103                    216              191

Equity in income (losses) of
   Local Limited Partnerships                       84,736          (99,153)               (83,917)        (403,168)
                                            --------------    -------------         --------------   --------------

Net Loss                                    $     (776,364)   $    (224,562)        $   (1,114,418)  $     (556,788)
                                            ==============    =============         ==============   ==============

Net Loss allocated:
   To General Partners                      $       (7,763)   $      (2,246)        $      (11,144)  $       (5,568)
   To Limited Partners                            (768,601)        (222,316)            (1,103,274)        (551,220)
                                            --------------    -------------         --------------   --------------
                                            $     (776,364)   $    (224,562)        $   (1,114,418)  $     (556,788)
                                            ==============    =============         ==============   ==============
Net Loss per Limited
     Partnership Unit (50,000 Units)        $       (15.37)   $       (4.45)        $      (22.07)   $       (11,02)
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these combined financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
              COMBINED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)

                                                                                         Net
                                                        Initial       Investor       Unrealized
                                       General          Limited        Limited          Gains
                                       Partners        Partners       Partners        (Losses)           Total

Balance at March 31, 1999             $  (399,606)   $     4,648     $3,884,090      $    12,442     $ 3,501,574
                                      -----------    -----------     -----------     -----------     -----------

Comprehensive Loss:
   Net change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -         (23,424)        (23,424)
   Net Loss                               (11,144)             -      (1,103,274)              -      (1,114,418)
                                      -----------    -----------     -----------     -----------     -----------
Comprehensive Loss                        (11,144)             -      (1,103,274)        (23,424)     (1,137,842)
                                      ------------   -----------     -----------     -----------     -----------

Balance at December 31, 1999          $  (410,750)   $     4,648     $ 2,780,816     $   (10,982)    $ 2,363,732
                                      ===========    ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these combined financial statements.


           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        COMBINED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                              1999                 1998
                                                                         -------------         -----------


Net cash used for operating activities                                   $   (209,298)         $  (209,407)
                                                                         ------------          -----------

Net cash provided by investing activities                                     157,919              214,522
                                                                         ------------          -----------

Net increase (decrease) in cash and cash equivalents                          (51,379)               5,115

Cash and cash equivalents, beginning                                          225,822              243,723
                                                                         ------------          -----------

Cash and cash equivalents, ending                                        $    174,443          $   248,838
                                                                         ============          ===========


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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1999 and 1998.

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

A summary of Investments in Local Limited Partnerships, excluding Hughes, at December 31, 1999 is as follows:

Capital contributions to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                     $     36,256,165

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $31,313,265)                                 (35,936,288)

Cumulative cash distributions received from Local Limited Partnerships                        (1,899,880)
                                                                                        ----------------

Investments in Local Limited Partnerships before adjustment                                   (1,580,003)

Excess of investment costs over underlying net assets acquired:

   Acquisition fees and expenses                                                               4,725,764

   Accumulated amortization of acquisition fees and expenses                                  (1,167,598)
                                                                                        ----------------

Investments in Local Limited Partnerships                                                      1,978,163

Reserve for Valuation of Investments in
   Local Limited Partnerships                                                                   (685,201)
                                                                                        $      1,292,962


The Partnership's share of net losses of the Local Limited Partnerships, for the nine months ended December 31, 1999, excluding Huges, totaled $3,541,941. For the nine months ended December 31, 1999, the Partnership has not recognized $3,582,880 of equity in losses relating to twenty-eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules

                                 Balance Sheets

                                              Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments                          Combined
                                                  L.P. (A)          Ltd.(B)       Eliminations           (A)
Assets
Cash and cash equivalents                      $     171,607    $       2,836     $           -    $     174,443
Tenant security deposits                                   -            5,080                 -            5,080
Accounts receivable, net                               4,488                -                 -            4,488
Marketable securities, at fair value                 991,202                -                 -          991,202
Mortgagee escrow deposits                                  -           10,069                 -           10,069
Replacement reserve escrow                                 -            6,719                 -            6,719
Bond trusts                                                -          122,093                 -          122,093
Investments in Local Limited
   Partnerships, net                               1,155,320                -           137,642        1,292,962

Deferred charges, net                                      -           39,503                 -           39,503
Rental property at cost, net                               -        1,037,445            30,937        1,068,382
Other assets                                          12,524            5,728                 -           18,252
                                               -------------    -------------     -------------    -------------
     Total Assets                              $   2,335,141    $   1,229,473     $     168,579    $   3,733,193
                                               =============    =============     =============    =============

Liabilities and Partners' Equity (Deficiency)
Accounts payable to affiliates                 $           -    $      53,490     $     (53,490)    $         -
Accounts payable and accrued
   expenses                                           24,899            2,480                 -           27,379
Accrued interest                                           -           68,819                 -           68,819

Tenant security deposits payable                           -            4,962                 -            4,962
Bonds payable                                              -        1,210,000                 -        1,210,000
Other liabilities                                          -              195                 -              195
                                               -------------    -------------     -------------    -------------
     Total Liabilities                                24,899        1,339,946           (53,490)       1,311,355
                                               -------------    -------------     -------------    -------------

Minority interest in Local Limited
   Partnership                                             -               -             58,106           58,106
                                               -------------    ------------      -------------    -------------

General, Initial and Investor
   Limited Partners' Equity (Deficiency)           2,321,224         (110,473)          163,963        2,374,714
Net unrealized losses on marketable
   securities                                        (10,982)               -                 -          (10,982)
                                               -------------    -------------     -------------    -------------
     Total Partners' Equity (Deficiency)           2,310,242         (110,473)          163,963        2,363,732
                                               -------------    -------------     -------------    -------------
     Total Liabilities and
       Partners' Equity                        $   2,335,141    $   1,229,473     $     168,579    $   3,733,193
                                               =============    =============     =============    =============

(A) As of December 31, 1999.
(B) As of September 30, 1999.

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

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Operations


                                              Boston Financial
                                             Qualified Housing       Hughes
                                                 Tax Credits        Apartments
                                                  L.P. (A)           Ltd.(B)       Eliminations           Combined
Revenue:
   Rental                                      $           -    $     171,804     $          -     $     171,804
   Investment                                         83,320              187                 -           83,507
   Other                                             128,106            4,301                 -          132,407
                                               -------------    -------------     -------------    -------------
       Total Revenue                                 211,426          176,292                 -          387,718
                                               -------------    -------------     -------------    -------------

Expenses:
   General and administrative                        271,938                -                 -          271,938
   Bad debt expense                                  984,445                -           (53,490)         930,955
   Rental operations, exclusive
     of depreciation                                       -           66,062                 -           66,062
   Interest                                                -           98,858                 -           98,858

   Depreciation                                            -           30,546                 -           30,546
   Amortization                                       17,658            2,418                 -           20,076
                                               -------------    -------------     -------------    -------------
       Total Expenses                              1,274,041          197,884           (53,490)       1,418,435
                                               -------------    -------------     -------------    -------------

Loss before minority interest in
   losses of Local Limited  Partnership
   and equity in losses of Local Limited
   Partnerships                                   (1,062,615)         (21,592)           53,490       (1,030,717)

Minority interest in losses of
   Local Limited Partnership                               -                -               216              216

Equity in losses of Local
   Limited Partnerships                             (105,293)               -            21,376          (83,917)
                                               -------------    -------------     -------------    -------------

Net Loss                                       $  (1,167,908)   $     (21,592)    $      75,082    $  (1,114,418)
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Supplemental Combining Schedules (continued)

                            Statements of Cash Flows


                                               Boston Financial
                                              Qualified Housing     Hughes
                                                 Tax Credits      Apartments
                                                  L.P. (A)          Ltd.(B)       Eliminations        Combined

Net cash used for operating activities         $    (208,070)   $      (1,228)    $           -    $    (209,298)
                                               -------------    -------------     -------------    -------------

Net cash provided by investing
   activities                                        157,919                -                 -          157,919
                                               -------------    -------------     -------------    -------------

Net decrease in cash and cash
   equivalents                                       (50,151)          (1,228)                -          (51,379)

Cash and cash equivalents, beginning                 221,758            4,064                 -          225,822
                                               -------------    -------------     -------------    -------------

Cash and cash equivalents, ending              $     171,607    $       2,836     $           -    $     174,443
                                               =============    =============     =============    =============


(A) For the nine months ended December 31, 1999.
(B) For the nine months ended September 30, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Partnership, including the combined entity (Hughes Apartments, Ltd.), has cash and cash equivalents of $174,443, as compared with $225,822 at March 31, 1999. The decrease is primarily attributable to loans to various Local Limited Partnerships and cash used for operations. These decreases in cash and cash equivalents are partially offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

At December 31, 1999, approximately $375,000 of cash, cash equivalents and marketable securities has been designated as Reserves, as defined in the Partnership Agreement, as compared with approximately $1,543,000 at March 31, 1999. This decrease is primarily due to advances to certain Local Limited Partnerships for various property issues. Additionally, significant legal and consulting fees relating to various Local Limited Partnerships were paid during the nine months ended December 31, 1999. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems such funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 1999, the Partnership had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment.

Cash Distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 1999. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions. Therefore, it is expected that only a limited amount, if any, of cash will be distributed to Limited Partners from this source in the future.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1999 resulted in net losses of $776,364 and $1,114,418, respectively, as compared to net losses of $224,562 and $556,788 for the same periods in 1998. The increases in losses for both the three and nine month periods are primarily attributable to bad debt reserves on advances made to certain Local Limited Partnerships. The increase in losses is partially offset by an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in these partnerships.

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

The Local General Partner of Chestnut Lane, located in Newman, Georgia, Glenville Properties, located in Glenville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbottom, Georgia and Willopeg Village, located in Rincon, Georgia, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

As previously reported, Boulevard Commons, located in Chicago, Illinois, is experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

Delmar, located in Gillette, Wyoming, has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property needs to be completed in the very near future. In the past, deficits were funded by a combination of the accrual of property management fees and the Local General Partner. Due to the Managing General Partner's concerns regarding the long-term viability of this property, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed.

As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, was in negotiations with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In December, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Fund assumed the out-of-pocket costs of the workout totaling approximately $700,000. Going forward, the Managing General Partner will continue to pursue "HUD" Mark to Market "restructuring". In the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the property.

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

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions (continued)

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, are experiencing operating deficits due to occupancy issues. The December 31, 1999, occupancy for Sierra Pointe was 73% and for Terrace was 97%. The Managing General Partner and the Local General Partner are working with the local housing authorities in both Nevada and Oklahoma to fill vacant units. The Managing General Partner continues to work with the Local General Partner and management agent in an effort to stabilize operations and improve occupancy. In addition, the Managing General Partner is negotiating a plan with the Local General Partner that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 11, 2000           BOSTON FINANCIAL QUALIFIED HOUSING
                                     LIMITED PARTNERSHIP

                                     By: 29 Franklin Street, Inc.,
                                     its Managing General Partner



                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President
                                     and Chief Operating Officer