Form 10KSB
period 2000-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2000-06-29
CIK 810663

June 29, 2000



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Form 10-KSB Annual Report for the Year Ended March 31, 2000 File Number 0-16796


Dear Sir/Madam:

Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller






QH110K-K.DOC

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC 20549

                                         FORM 10-KSB
(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended                 March 31, 2000
                         ------------------------------------------------


                                                                 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to


                          Commission file number 0-16796

            Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

                        Delaware                         04-2947737
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

   101 Arch Street, Boston, Massachusetts                        02110-1106
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (617) 439-3911
                                                   ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                                $50,000,000 as of March 31, 2000
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                              Part of Report on
                                                              Form 10-KSB into
                                                              Which the Document
Documents incorporated by reference                           is Incorporated

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

     "Estimated Use of Proceeds"                              Part III, Item 13

     "Management Compensation and Fees"                       Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                         Part III, Item 13

                         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                         (A Limited Partnership)

                                     ANNUAL REPORT ON FORM 10-KSB
                                   FOR THE YEAR ENDED MARCH 31, 2000

                                          TABLE OF CONTENTS



PART 1           Page No.

       Item 1     Business                                                 K-3
       Item 2     Properties                                               K-5
       Item 3     Legal Proceedings                                        K-13
       Item 4     Submission of Matters to a
                  Vote of Security Holders                                 K-13

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                      K-13
       Item 6     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      K-14
       Item 7     Financial Statements and Supplementary Data              K-18
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   K-18

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                        K-18
       Item 10    Management Remuneration                                  K-19
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                    K-19
       Item 12    Certain Relationships and Related
                  Transactions                                             K-20

PART IV

       Item 13    Exhibits and Reports on Form 8-K                         K-22


SIGNATURES                                                                 K-23

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

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), all of which benefit from some form of federal, state or local assistance programs and which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code (the "Code) by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of Local Limited Partnership interests have been described in supplements to the Prospectus and collected in three post-effective amendments to the Registration Statement and in two Form 8-K filings listed in Part IV of this Report on Form 10-KSB (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.


                                                      TABLE A

                                              SELECTED LOCAL LIMITED
                                                 PARTNERSHIP DATA
                                                    (Unaudited)



                 Properties owned by                                                  Date
                    Local Limited                                                   Interest
                     Partnerships                          Location                 Acquired
              Barrington Manor *                      Fargo, ND                     12/31/87
              Bingham                                 Bingham, ME                   12/30/87
              Birmingham Village                      Randolph, ME                  12/30/87
              Bittersweet                             Randolph, MA                  10/27/87
              Boulevard Commons                       Chicago, IL                   07/14/88
              Brentwood Manor II                      Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane                           Newnan, GA                    08/01/88
              Coronado Courts                         Douglas, AZ                   12/18/87
              Country Estates                         Glennville, GA                03/01/88
              600 Dakota **                           Wahpeton, ND                  10/01/88
              Delmar *                                Gillette, WY                  10/01/88
              Duluth *                                Sioux Falls, SD               10/01/88
              Elmore Hotel                            Great Falls, MT               12/22/87
              Garver Inn **                           Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Hughes                                  Mandan, ND                    12/31/87
              Lakeview Heights                        Clearfield, UT                12/30/87
              Logan Plaza *                           New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View                           New Sweden, ME                12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Pebble Creek                            Arlington, TX                 06/20/88
              Hillcrest III                           Perryville, MO                03/31/89
              Pine Village                            Pine Mountain, GA             03/01/88
              Rolling Green                           Edmond, OK                    09/30/87
              Sierra Pointe                           Las Vegas, NV                 09/01/87
              Sierra Vista                            Aurora, CO                    09/30/87
              Talbot Village                          Talbotton, GA                 03/01/88
              Terrace                                 Oklahoma City, OK             11/20/87
              Trenton                                 Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village                       Rincon, GA                    03/01/88
              Windsor Court                           Aurora, CO                    12/30/87

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Delmar and Duluth where the Partnership's ownership interest is 49.5%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

** The Managing General Partner tranferred its interests in 600 Dakota and Graver Inn to the Local General Partner. The transfers were effective April 9, 1999.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Hughes, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Terrace, Windsor and Sierra Point Limited Partnerships, representing 30.56%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) Barrington Manor and Duluth Limited Partnerships, representing 0.79%, have Jerry L. Meide and RRABB, Inc. as Local General Partners (see discussion below); (iii) New Medford and Oregon Landmark Limited Partnerships, representing 6.69%, have WHP Holdings, Inc. as the Local General Partners; (iv) Trenton, Delmar and Lakeview Heights Limited Partnerships, representing 2.66%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (v) Bingham, Birmingham and New Sweden Limited Partnerships, representing 2.00%, have Charles B. Mattson and Todd Mattson as Local General Partners; (vi) Cass House and Verdean Gardens Limited Partnerships, representing 12.74%, have Cruz Development Corporation as the Local General Partner; and (vii) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnerships, representing 2.81%, have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by 29 Franklin Street, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Franklin 29 Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in thirty-two Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, Delmar, and Duluth where the Partnership's ownership interest is 49.5%.

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


                                      K-12
                              Capital Contributions
      Local Limited Partnership                     Total            Paid          Mtge. Loans                       Occupancy at
            Property Name          Number of     Committed at       Through         Payable at         Type of         March 31,
          Property Location       Apts. Units   March 31, 2000   March 31, 2000  December 31, 1999     Subsidy *         2000
-----------------------------------------------------------------------------------------------------------------------------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                             18        $     175,200    $    175,200     $    575,000         Section 8             89%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                           24              240,900         240,900        1,157,452            FmHA               96%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                          24              236,520         236,520        1,152,036            FmHA              100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                          35              620,500         620,500        2,335,068            None               97%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                          212            4,527,850       4,527,850       10,447,050          Section 8            84%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                            22              300,000         300,000          690,000          Section 8            95%




                              Capital Contributions
      Local Limited Partnership                        Total            Paid          Mtge. Loans                     Occupancy at
            Property Name          Number of       Committed at        Through        Payable at          Type of       March 31,
          Property Location       Apts. Units     March 31, 2000   March 31, 2000  December 31, 1999      Subsidy *       2000
------------------------------------------------------------------------------------------------------------------------------------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                           111            2,141,090       2,141,090        12,721,418            None              93%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                            50              282,510         282,510         1,464,451             None             92%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                          145            1,800,000       1,800,000         3,654,293           Section 8          97%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                        24              121,910         121,910           592,177             FmHA            100%

600 Dakota Properties (A)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates
   Limited Partnership
Delmar
Gillette, WY                          16              128,000         128,000           424,725            Section 8         99%



                              Capital Contributions
      Local Limited Partnership                        Total            Paid          Mtge. Loans                       Occupancy at
            Property Name         Number of        Committed at        Through         Payable at            Type of      March 31,
          Property Location      Apts. Units      March 31, 2000   March 31, 2000   December 31, 1999       Subsidy *       2000
-----------------------------------------------------------------------------------------------------------------------------------

Duluth Limited Partnership
Duluth
Sioux Falls, SD                       11             107,000          107,000           252,659            Section 8         90%

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                       60           1,022,000        1,022,000         3,111,223            Section 8        100%

Graves Inn (A)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                           30             350,400          350,400         2,102,096            Section 8        100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                          101           2,048,750        2,048,750         1,673,835               None           98%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                            47             379,453          379,453         1,210,000            Section 8        100%




                              Capital Contributions
      Local Limited Partnership                      Total             Paid          Mtge. Loans                       Occupancy at
            Property Name         Number of       Committed at        Through         Payable at            Type of      March 31,
          Property Location      Apts. Units     March 31, 2000    March 31, 2000  December 31, 1999        Subsidy *      2000
-----------------------------------------------------------------------------------------------------------------------------------

Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                        83              584,000         584,000           2,732,324            Section 8       96%

Logan Plaza Associates
Logan Plaza
New York NY                          130            2,240,000       2,240,000          10,563,698              None          95%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                           76            1,365,100       1,365,100           3,106,176            Section 8      100%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                        24              237,250         237,250           1,154,992              FmHA          75%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                        352            2,512,941       2,512,941           7,955,434            Section 8       95%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                        24              128,115         128,115             588,931              FmHA          96%

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                     36              188,340         188,340             933,926              FmHA          97%

                              Capital Contributions
      Local Limited Partnership                        Total           Paid            Mtge. Loans                      Occupancy at
            Property Name          Number of       Committed at       Through           Payable at            Type of     March 31,
          Property Location       Apts. Units     March 31, 2000   March 31, 2000    December 31, 1999        Subsidy *     2000
-----------------------------------------------------------------------------------------------------------------------------------

Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                            166            1,855,650      1,855,650           4,718,190             Section 8     100%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                         209            3,016,008      3,016,008           7,348,022             Section 8      80%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                            160            2,271,751      2,271,751           6,200,598             Section 8     100%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                          24              121,180        121,180             598,214               FmHA        100%

Terrace Housing Associates,
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK                     206            1,950,550      1,950,550           5,189,999             Section 8      84%

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                    37               237,250        237,250             810,756             Section 8     100%




                              Capital Contributions
      Local Limited Partnership                       Total            Paid            Mtge. Loans                      Occupancy at
            Property Name          Number of       Committed at       Through          Payable at              Type of    March 31,
          Property Location       Apts. Units     March 31, 2000   March 31, 2000    December 31, 1999         Subsidy *    2000
-----------------------------------------------------------------------------------------------------------------------------------

Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                        110           2,409,000      2,409,000            7,385,999               None        92%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                              57             288,400        288,400            1,468,907               FmHA       100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                             143           1,815,500      1,815,500            4,447,203             Section 8     99%
                                   -------        ------------   ------------        -------------
                                     2,767        $ 35,703,118   $ 35,703,118        $ 108,766,852
                                   =======        ============   ============        =============


     *FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide: 1) direct below-market-rate mortgage loans for rural rental housing;
                  2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%;3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

     Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.


     (A) Effective April 9, 1999, the Managing General Partner transferred its interests in 600 Dakota and Graver Inn to the Local Limited Partner. These Local Limited Partnerships had capital contributions and mortgage payable amounts of $932,500 and $2,611,386, respectively, as of the transfer date.

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

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, Cass House and Verdean Gardens, which are both located in Massachusetts and share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive a subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is possible that Bittersweet may default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Except as noted above, the Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


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

As of June 15, 2000, there were 3,291 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2000 and 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At March 31, 2000, the Partnership has cash and cash equivalents of $331,824 as compared with $221,758 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. These increases to cash and cash equivalents are partially offset by cash used for operations and advances to Local Limited Partnerships in excess of cash distributions received from Local Limited Partnerships.

At March 31, 2000, approximately $356,000 of cash, cash equivalents and marketable securities has been designated as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. During the year ended March 31, 2000, the Partnership advanced $947,955 to four Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2000. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

2000 versus 1999

The Partnership's results of operations for the year ended March 31, 2000 resulted in a net loss of $1,439,749 as compared to a net loss of $514,410 for the same period in 1999. The increase in net loss is primarily attributable to provision for valuation of investment in Local Limited Partnership of $984,445 caused by the write-off of uncollectable advances made to four Local Limited Partnerships. This is offset by a decrease in equity in losses of Local Limited Partnerships due to an increase in losses not recognized by the Partnership for Local Limited Partnerships whose cumulative distributions exceeded its total investment in these Partnerships.

Low-Income Housing Tax Credits

The 2000 and 1999 Low-Income Housing Tax Credits per Unit for individuals were $40.76 and $85.69, respectively. The 2000 and 1999 Low-Income Housing Tax Credits per Unit for corporations were $46.25 and $92.64, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have begun to decrease as certain properties are reaching the end of the ten-year credit period. However, because the Tax Credit compliance periods generally extend five years beyond the Tax Credits, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property Discussions

As previously reported, the Local General Partner of 600 Dakota, Graver Inn and Barrington Manor, located in North Dakota, and Duluth, located in South Dakota, expressed to the Managing General Partner some concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in Barrington Manor and Duluth to a non-profit general partner effective June 17, 1999. Additionally, the Managing General Partner was granted the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local General Partner was granted the right to call the remaining interest after the tax credit period has expired.

In addition, on April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer will not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statements. However, for tax purposes, this event resulted in both
Section 1231 gain and cancellation of indebtedness income for the 1999 tax year. The Managing General Partner continues to monitor closely the operations of Barrington Manor and Duluth.

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

As previously reported, Boulevard Commons, located in Chicago, Illinois, has been experiencing operating deficits due to increased expenses because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed.

Delmar, located in Gillette, Wyoming, has been experiencing operating deficits. In addition, a significant amount of capital improvements on the property needs to be completed in the very near future. In the past, deficits were funded by a combination of the accrual of property management fees and the Local General Partner. Due to the Managing General Partner's concerns regarding the long-term viability of this property, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. As previously reported, the Managing General Partner at Pebble Creek, located in Arlington, Texas, was in negotiations with HUD to extend and/or modify the existing workout agreement which expired May 31, 1998. In December 1998, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout totaling approximately $700,000. This amount is included in investments in Local Limited Partnerships. Going forward, the Managing General Partner will continue to pursue HUD " Mark to Market" restructuring. In the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the property's operations. As of March 31, 2000, occupancy was 95%.

As previously reported, Cass House and Verdean Gardens, which are both located in Massachusetts and share a common Local General Partner, continue to operate below break-even. Both properties, as well as Bittersweet Apartments, receive a subsidy through the State Housing Assistance Rental Program (SHARP), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans (ODL's). Effective October 1, 1997, the Massachusetts Housing Finance Agency (MHFA), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is possible that Bittersweet may default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

Sierra Pointe, located in Las Vegas, Nevada, and Terrace, located in Oklahoma City, Oklahoma, which share a common Local General Partner, continue to experience operating deficits due to occupancy issues. The March 31, 2000, occupancy for Sierra Pointe was 80% and for Terrace was 84%. As previously reported, the Managing General Partner has been negotiating a plan with the Local General Partner to ultimately transfer ownership of the properties to the Local General Partner. With respect to Sierra Pointe, effective May 2000, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. This plan includes provisions to minimize the risk of recapture. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. With respect to Terrace, the Managing General Partner and Local General Partner have also been successful in negotiating a transfer of the ownership of the property to the Local Limited Partner, however, they are awaiting HUD approval of the plan.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2000 and 1999.

Since some of the Properties benefit from some sort of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Certain of the Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, management believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Other Development

Lend Lease Real Estate Investments, Inc.("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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



Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in January 1987. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Partnership. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

The other General Partner of the Partnership is Franklin 29 Limited Partnership, a Massachusetts limited partnership ("Franklin L.P.") that was organized in January 1987. The General Partner of Franklin L.P. is 29 Franklin Street, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1985 served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1973. Previously, served as Boston Financial's Treasurer, Past
Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business. Board of Directors National Housing Conference. Graduated MIT 1971, HBS 1973.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 10.  Management Remuneration

Neither the directors nor officers of Franklin, Inc., nor the partners of Franklin L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

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

Except as described in the preceding paragraph, neither Franklin, Inc., Franklin L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.





Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2000 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference. In addition, during 1999 an affiliate of the Managing General Partner served as property management agent for three of the properties in which the Partnership invested, Windsor Court, Terrace and Rolling Green. As of July, 1999, management services of these affiliates were transferred to an unrelated third party.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement, as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2000.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing
General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2000.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2000 are as follows:







                                                         2000           1999
----------------------------------------------------------------       -------
       Salaries and benefits expense
         reimbursements                               $  168,588     $  133,092

Property Management Fees

During 1999 affiliates of the Managing General Partner managed three properties in which the Partnership has invested. As of July 1999, management services of these affiliates were transferred to an unrelated third party. Fees earned by these affiliates in each of the two years ended December 31, 1999 are as follows:

                                                          1999           1998
----------------------------------------------------------------       -------

       Property Management Fees                       $   69,812     $  128,246

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2000.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2000 is presented in Note 5 to the Financial Statements.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' reports relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibits 28.1 of this report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)     Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K
           No Reports on Form 8-K were filed during the year ended March 31, 2000.

(a)(3)(c)   Exhibits


Number and Description in Accordance with
Item 601 of Regulation S-K

     18.  Letter on Change in Accounting Principle

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

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   29 Franklin Street, Inc.
           its Managing General Partner



     By:  /s/Randolph G. Hawthorne                     Date:    June 29, 2000
          -------------------------------                       ---------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:



     By:  /s/ Randolph G. Hawthorne                 Date:    June 29, 2000
          -------------------------------                    ------------------
          Randolph G. Hawthorne
          Managing Director, Vice President and
          Chief Operating Officer




     By:  /s/Michael H. Gladstone                     Date:    June 29, 2000
          -------------------------------                      ----------------
          Michael H. Gladstone
          Managing Director, Vice President

Item 8.  Financial Statements and Supplementary Data


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2000

                                      INDEX


                                    Page No.

Report of Independent Accountants
     For the Years Ended March 31, 2000 and 1999                             F-2

Financial Statements

     Balance Sheet - March 31, 2000                                          F-3

     Statements of Operations - Years Ended
       March 31, 2000 and 1999                                               F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       Years Ended March 31, 2000 and 1999                                   F-5

     Statements of Cash Flows - Years Ended
       March 31, 2000 and 1999                                               F-6

     Notes to the Financial Statements                                       F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Boston Financial Qualified Housing Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") at March 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $35,958,947 of cumulative equity in losses are included in the balance sheet as of March 31,
2000 and for which net losses of $260,235 and $311,996 are included in the accompanying financial statements for the years ended March 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed the basis of presentation of its financial statements from a combined basis to a stand-alone basis. The 1999 financial statements have been restated to show the effects of this change in reporting entity.




/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston,Massachusetts

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2000




Assets

Cash and cash equivalents                                                                    $     331,824
Marketable securities, at fair value (Note 3)                                                      787,391
Investments in Local Limited Partnerships, net (Note 4)                                          1,105,130
Accounts receivable                                                                                 20,000
Other assets                                                                                        10,520
                                                                                             -------------
     Total Assets                                                                            $   2,254,865
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                                                      $      71,000
Accounts payable and accrued expenses                                                               30,692
                                                                                             -------------
     Total Liabilities                                                                             101,692

General, Initial and Investor Limited Partners' Equity                                           2,164,689
Net unrealized losses on marketable securities                                                     (11,516)
     Total Partners' Equity                                                                      2,153,173
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   2,254,865
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999


                                                                                                   1999
                                                                                 2000           (Restated)
Revenue:
   Investment                                                              $      98,526       $     121,754
   Other                                                                         140,930             104,880
                                                                           -------------       -------------
     Total Revenue                                                               239,456             226,634
                                                                           -------------       -------------

Expenses:
   General and administrative (includes
     reimbursements to affiliate of $168,588 and
     $133,092, respectively) (Note 5)                                            411,403             400,926
   Provision for valuation of investments in
     Local Limited Partnerships                                                  984,445                   -
   Amortization                                                                   23,122              28,122
                                                                           -------------       -------------
     Total Expenses                                                            1,418,970             429,048
                                                                           -------------       -------------

Loss before equity in losses of
   Local Limited Partnerships                                                 (1,179,514)           (202,414)

Equity in losses of Local Limited Partnerships (Note 4)                         (260,235)           (311,996)
                                                                          --------------     ---------------

Net Loss                                                                   $  (1,439,749)      $    (514,410)
                                                                           =============       =============

Net Loss allocated:
   General Partners                                                        $     (14,397)      $      (5,144)
   Limited Partners                                                           (1,425,352)           (509,266)
                                                                           -------------       -------------
                                                                           $  (1,439,749)      $    (514,410)
                                                                           =============       =============
Net Loss per Limited Partnership Unit
   (50,000 Units)                                                          $      (28.51)      $      (10.19)
                                                                           =============       =============


The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

           STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2000 and 1999



                                                                                           Net
                                                         Initial       Investor        Unrealized
                                          General        Limited        Limited           Gains
                                         Partners      Partners        Partners         (Losses)          Total

Balance at March 31, 1998 (restated)    $  (393,308)   $   4,648     $   4,507,508    $     5,058    $    4,123,906
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -          7,384             7,384
      Net Loss                               (5,144)           -          (509,266)             -          (514,410)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  (5,144)           -          (509,266)         7,384          (507,026)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 1999 (restated)       (398,452)       4,648         3,998,242         12,442         3,616,880
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -        (23,958)          (23,958)
   Net Loss                                 (14,397)           -        (1,425,352)             -        (1,439,749)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                          (14,397)           -        (1,425,352)       (23,958)       (1,463,707)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2000               $  (412,849)   $   4,648     $   2,572,890    $   (11,516)   $    2,153,173
                                        ===========    =========     =============    ===========    ==============

The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2000 and 1999


                                                                                                     1999
                                                                                   2000           (Restated)
 Cash flows from operating activities:
   Net Loss                                                                  $  (1,439,749)    $    (514,410)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                260,235           311,996
     Provision for valuation of investments in Local Limited Partnerships          984,445                 -
     Gain on sales and maturities of
       marketable securities                                                        (1,205)           (4,990)
     Cash distribution income included in cash
       distributions received from Local Limited Partnerships                     (126,857)          (97,075)
     Amortization                                                                   23,122            28,122
     Other non-cash items                                                               90                 -
     Increase in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                 11,400             3,859
       Accounts payable to affiliates                                               45,201             3,026
       Accounts payable and accrued expenses                                           537            18,975
                                                                             -------------     -------------
Net cash used for operating activities                                            (242,781)         (250,497)
                                                                             -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                                             (499,748)       (1,594,531)
   Proceeds from sales and maturities
     of marketable securities                                                    1,625,595         1,696,150
   Advances to Local Limited
     Partnerships                                                                 (947,955)                -
   Cash distributions received from Local
     Limited Partnerships                                                          174,955           129,377
                                                                             -------------     -------------
Net cash provided by investing activities                                          352,847           230,996
                                                                             -------------     -------------

Net increase (decrease) in cash and cash
   equivalents                                                                     110,066           (19,501)

Cash and cash equivalents, beginning                                               221,758           241,259
                                                                             -------------     -------------

Cash and cash equivalents, ending                                            $     331,824     $     221,758
                                                                             =============     =============

The accompanying notes are an integral part of these financial statements.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston  Financial   Qualified  Housing  Tax  Credits  Limited  Partnership  (the
"Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and
iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are 29 Franklin Street Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2000, the Managing General Partner has designated approximately $356,000 of cash, cash equivalents and marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited
Partnerships beyond its investment and therefore a Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when the Partnership's respective carrying value of a Local Limited Partnership has been reduced to a zero balance, the losses will be suspended to be used against future income, and distributions received will be recorded as income.

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

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Basis of Presentation (continued)

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999 and 1998.

The general partner of Hughes Apartments, Ltd. ("Hughes") Local Limited Partnership and the General Partner of the Partnership are affiliated entities. In prior periods, the Partnership combined its financial statements with those of Hughes. During 2000, the General Partner concluded that the presentation of the financial position and results of operations of the Partnership, with Hughes accounted for using the equity method, resulted in a more meaningful presentation. All prior period financial data has been restated to show the effects of this change in reporting entity.

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

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                Gross             Gross
                                                              Unrealized      Unrealized           Fair
                                               Cost             Gains            Losses            Value
Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies              $     699,644     $           -    $     (12,019)    $     687,625

Mortgage backed securities                       99,263               579              (76)           99,766
                                          -------------     -------------    -------------     -------------

Marketable securities
   at March 31, 2000                      $     798,907     $         579    $     (12,095)    $     787,391
                                          =============     =============    =============     =============


The contractual maturities at March 31, 2000 are as follows:

                                                                                                Fair
                                                                                 Cost           Value

Due in less than one year                                                    $   300,010     $   296,781
Due in one year to five years                                                    399,634         390,844
Mortgage backed securities                                                        99,263          99,766
                                                                             -----------     -----------
                                                                             $   798,907     $   787,391
                                                                             ===========     ===========



       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities  (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of securities were approximately $1,131,000 and $302,000 during the fiscal years ended March 31, 2000 and 1999 respectively. Proceeds from the maturities of marketable securities were approximately $495,000 and $1,394,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Included in investment income are gross gains of $3,488 and $7,440 and gross losses of $2,283 and $2,450 that were realized on these sales during the years ended March 31, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in thirty-two Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor and Duluth, where 49.5% interests are held. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, at March 31, 2000:


Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  37,080,846

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $32,978,578)                                                           (35,960,227)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (1,910,203)

Investments in Local Limited Partnerships
   before adjustment                                                                                (789,584)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,648,780

   Accumulated amortization of acquisition
     fees and expenses                                                                            (1,150,512)

Investments in Local Limited Partnerships                                                          2,708,684

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,603,554)
                                                                                               $   1,105,130

The Partnership has recorded a reserve for valuation for its investment in three Local Limited Partnerships, Sierra Pointe, Barrington Manor, and Duluth, because there is evidence of a non-temporary decline in the recoverable amount of these investments.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.    Investments in Local Limited Partnerships (continued)

Summarized financial information as of December 31, 1999 and 1998 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                                        1998
                                                                                   1999               (Restated)
Assets:
   Investment property, net                                                  $     86,133,689      $    93,431,633
   Current assets                                                                   2,678,612            2,227,314
   Other assets                                                                     7,899,559            7,480,627
                                                                             ----------------      ---------------
     Total Assets                                                            $     96,711,860      $   103,139,574
                                                                             ================      ===============

Liabilities and Partners' Deficit:
   Current liabilities (includes current portion
     of long-term debt)                                                      $      9,898,861      $    18,152,341
   Other debt                                                                      15,377,549           13,104,222
   Long-term debt                                                                 110,012,955          104,511,903
                                                                             ----------------      ---------------
     Total Liabilities                                                            135,289,365          135,768,466
                                                                             ----------------      ---------------

Partners' Deficit:
   Partnership's Deficit                                                          (37,281,312)         (32,310,020)
   Other Partners' Deficit                                                         (1,296,193)            (318,872)
                                                                             ----------------      ---------------
     Total Partners' Deficit                                                      (38,577,505)         (32,628,892)
                                                                             ----------------      ---------------
       Total Liabilities and Partners' Deficit                               $     96,711,860      $   103,139,574
                                                                             ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                                                                         1998
                                                                                   1999               (Restated)

Rental and other revenue                                                     $     20,140,097      $    20,684,133
                                                                             ----------------      ---------------

Expenses:
   Interest                                                                         9,579,035            9,804,372
   Operating                                                                       11,708,895           11,968,902
   Depreciation and amortization                                                    4,355,198            4,422,623
                                                                             ----------------      ---------------
     Total Expenses                                                                25,643,128           26,195,897
                                                                             ----------------      ---------------

Net Loss                                                                     $     (5,503,031)     $    (5,511,764)
                                                                             ================      ===============

Partnership's share of Net Loss                                              $     (5,390,620)     $    (5,456,155)
                                                                             ================      ===============
Other partners' share of Net Loss                                            $       (112,411)     $       (55,609)
                                                                             ================      ===============

For the years ended March 31, 2000 and 1999, the Partnership has not recognized $5,130,385 and $5,144,159, respectively, in equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $37,281,312 differs from the Partnership's Investments in Local Limited
Partnerships before adjustment of $789,584 principally because: a) the Partnership has not recognized $32,979,858 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments b) the purchase price paid to the original Limited Partners by the Partnership has not been reflected in the balance sheets of certain Local Limited Partnerships and c) the Partnership has included advances of approximately $1,376,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

     BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000 and 1999 is $168,588 and $133,092, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 2000, $71,000, is payable to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner managed three properties in which the Partnership has invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $69,812 and $128,246 of fees earned by this affiliate for the years ended December 31, 1999 and 1998, respectively. As of July 1999, management services of these affiliates were transferred to an unrelated third party.

6.  Transfer of Interests in Local Limited Partnerships

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner. Included in this transfer was a put option. The put option grants the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year had elapsed. For financial reporting purposes, the Partnership wrote down the carrying value of these investments in Local Limited Partnerships to zero because it was uncertain as to whether the Partnership would be able to recover its remaining invested balances. The Partnership would retain its full share of tax credits until such time as the remaining interest is put to the local general partner.

On April 9, 1999, due to concerns over the financial viability of 600 Dakota and Graver Inn and to avoid the potential risk of recapture of tax credits associated with the properties, the Managing General Partner exercised its right to transfer the Partnership's remaining interest in 600 Dakota and Graver Inn to the Local General Partner. This transfer did not trigger a recapture event for the Partnership nor have any impact on the Partnership's financial statements. However, for tax purposes, this event resulted in both Section 1231 gain and cancellation of indebtedness income for the 1999 tax year.

As previously reported, Boulevard Commons, located in Chicago, Illinois, had been experiencing operating deficits due to expenses increasing because of high turnover at the property, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners and a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the properties to the new Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest to the New Local General Partner any time after one year has elapsed. These events had no financial statement impact.

       BOSTON FINANCIAL QUALIFIED HOUSING TAX CREDITS LIMITED PARTNERSHIP
                             (A Limited Partnership)
                  NOTES TO THE FINANCIAL STATEMENTS (continued)


7.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000 and 1999 to the loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999 and 1998:

                                                                                                        1999
                                                                                        2000         (Restated)

Net Loss per financial statements                                                   $ (1,439,749)  $   (514,410)
   Adjustment to reflect March 31 fiscal
     year end to December 31 taxable year end                                             48,339        (38,297)
   Amortization of acquisition fees and
     expenses for tax purposes in excess of
     amortization for financial reporting purposes                                      (150,354)      (145,354)
   Adjustment for equity in losses of Local
     Limited Partnerships for tax purposes
      in excess of equity in losses for financial
     reporting purposes                                                                 (958,556)    (1,252,301)
   Equity in losses of Local Limited
     Partnerships not recognized
     for financial reporting purposes                                                 (5,257,241)    (5,241,234)
   Bad debt expense not deductible for tax purposes                                            -         72,812
   Cash distribution included in loss for financial reporting purposes                  (131,624)       (97,075)
                                                                                    ------------   ------------
Net Loss per tax return                                                             $ (7,889,185)  $ (7,215,859)
                                                                                    ============   ============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2000 are as follows:

                                                      Financial                   Tax
                                                      Reporting                Reporting
                                                      Purposes                 Purposes         Differences

Investments in Local Limited Partnerships          $   1,105,130           $  (39,888,525)     $  40,993,655
                                                   =============           ==============      =============
Other assets                                       $   1,149,735           $    7,745,612      $  (6,595,877)
                                                   =============           ==============      =============
Liabilities                                        $     101,692           $       40,411      $      61,281
                                                   =============           ==============      =============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships, for tax reporting purposes is approximately $41,429,000 greater than for financial reporting purposes, including approximately $32,980,000 of losses the Partnership has not recognized relating to twenty eight Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $850,000; and (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.

June 29, 2000

Boston Financial Qualified Housing Limited Partnership
101 Arch Street
Boston, MA 02110-1106

To the Partners of
Boston Financial Qualified Housing Limited Partnership:

We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have audited the financial statements included in Boston Financial Qualified Housing Limited Partnership (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 2000 and issued our report thereon dated June 22, 2000.
Note 2 to the financial statements describes a change in reporting entity from a combined basis presentation to a stand-alone basis presentation. It should be understood that the preferability of one acceptable method of presenting entities under common control over another has not been addressed in any authoritative accounting literature, and in expressing our concurrence below we have relied on management's determination that this change in reporting entity is preferable. Based on our reading of management's stated reasons and justification for this change in reporting entity in the Form 10-K, and our discussions with management as to their judgment about the relevant business planning and legal factors relating to the change, we concur with management that such change represents, in the Partnership's circumstances, the adoption of a preferable accounting principle in conformity with Accounting Principles Board Opinion No. 20.


Very truly yours,


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP