Form 10QSB
period 2000-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2000-08-14
CIK 810663

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for Quarter Ended June 30, 2000
       File Number 0-16796


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

For the quarterly period ended                    June 30, 2000
                                       ------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                       to


                         Commission file number 0-16796

       Boston  Financial Qualified Housing Limited Partnership

       (Exact name of registrant as specified in its charter)

             Delaware                                  04-2947737

  State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)



   101 Arch Street, Boston, Massachusetts                        02110-1106

  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (617  439-3911
                                                    ----------------------------


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
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                         1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2000 and 1999                            2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited)-For the Three Months Ended June 30, 2000           3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended June 30, 2000 and 1999                            4

         Notes to the  Financial Statements (Unaudited)                    5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II - OTHER INFORMATION

Items 1-6                                                                  10

SIGNATURE                                                                  11

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      214,481
Marketable securities, at fair value                                                             881,681
Investments in Local Limited Partnerships, net (Note 1)                                          874,351
Other assets                                                                                       9,997
                                                                                          --------------
     Total Assets                                                                         $    1,980,510
                                                                                          ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $       89,550
Accounts payable and accrued expenses                                                             24,915
                                                                                          --------------
Total Liabilities                                                                                114,465
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                         1,875,524
Net unrealized losses on marketable securities                                                    (9,479)
     Total Partners' Equity                                                                    1,866,045
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    1,980,510
                                                                                          ==============

The  accompanying  notes  are an  integral  part of  these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                                   1999
                                                                                 2000           (Restated)

Revenue:
   Investment                                                              $      15,373       $      34,227
   Other                                                                          72,080              99,481
                                                                           -------------       -------------
      Total Revenue                                                               87,453             133,708
                                                                           -------------       -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $18,550 and $34,370, respectively)                        98,838              75,596
   Provision for valuation of investment in Local Limited Partnership             50,000                   -
   Amortization                                                                    4,181               5,566
                                                                           -------------       -------------
     Total Expenses                                                              153,019              81,162
                                                                           -------------       -------------

Income (Loss) before equity in losses of Local
   Limited Partnerships                                                          (65,566)             52,546

Equity in losses of Local Limited Partnerships (Note 1)                         (223,599)           (220,420)
                                                                           -------------       -------------

Net Loss                                                                   $    (289,165)      $    (167,874)
                                                                           =============       =============

Net Loss allocated:
   To General Partners                                                     $      (2,892)      $      (1,679)
   To Limited Partners                                                          (286,273)           (166,195)
                                                                           -------------       -------------
                                                                           $    (289,165)      $    (167,874)
                                                                           =============       =============

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                          $      (5.73)       $       (3.32)
                                                                           ============        =============


The  accompanying  notes  are an  integral  part of  these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)



                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners         Losses             Total

Balance at March 31, 2000             $  (412,849)   $     4,648     $ 2,572,890    $     (11,516)   $    2,153,173
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -              -               -            2,037             2,037
   Net Loss                                (2,892)             -        (286,273)               -          (289,165)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (2,892)             -        (286,273)           2,037          (287,128)
                                      -----------    -----------     -----------    -------------    --------------

Balance at June 30, 2000              $  (415,741)   $     4,648     $ 2,286,617    $      (9,479)   $    1,866,045
                                      ===========    ===========     ===========    =============    ==============

The  accompanying  notes  are an  integral  part of  these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)




                                                                                                   1999
                                                                              2000              (Restated)

Net cash used for operating activities                                   $     (40,645)        $     (43,486)

Net cash used for investing activities                                         (76,698)              (60,399)
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                     (117,343)             (103,885)

Cash and cash equivalents, beginning                                           331,824               221,758
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $     214,481         $     117,873
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

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

The following is a summary of Investments in Local Limited Partnerships at June 30, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                                $  37,130,846

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $34,113,142)                                                           (36,121,380)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (1,975,648)
                                                                                              --------------
Investments in Local Limited Partnerships
   before adjustment                                                                                (966,182)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,648,780

   Accumulated amortization of acquisition
     fees and expenses                                                                            (1,154,693)
                                                                                               -------------
Investments in Local Limited Partnerships                                                          2,527,905

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,653,554)
                                                                                               -------------
                                                                                               $     874,351
                                                                                               =============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2000, is $1,295,717. For the three months ended June 30, 2000, the Partnership has not recognized $1,072,118 of equity in losses relating to twenty-eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership has cash and cash equivalents of $214,481, as compared with $331,824 at March 31, 2000. The decrease is primarily attributable to cash used for operations and purchases of marketable securities in excess of proceeds from sales of marketable securities. These decreases to cash and cash equivalents are partially offset by cash distributions received from Local Limited Partnerships in excess of advances to Local Limited Partnerships.

At June 30, 2000, approximately $269,000 of cash, cash equivalents and marketable securities has been designated as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. As of June 30, 2000, the Partnership has advanced approximately $1,510,000 to ten Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2000 resulted in a net loss of $289,165 as compared to a net loss of $167,874 for the same period in 1999. The increase in net loss is primarily attributable to an increase in provision for valuation of investment in Local Limited Partnership due to certain administrative costs related to the disposition of a Local Limited Partnership and a decrease in total revenue.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As previously reported, the Local General Partner of Barrington Manor (Fargo, North Dakota) and Duluth (Sioux Falls, South Dakota) expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in the properties to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local
General Partner has the right to call the remaining interest after the tax credit period has expired. The Managing General Partner will continue to monitor closely the operations of Barrington Manor and Duluth.

The Local General  Partner of Chestnut Lane (Newman,  Georgia),  Country Estates
(Glenville,  Georgia),  Pine Village (Pine Mountain,  Georgia),  Talbot Village,
(Talbottom, Georgia) and Willopeg Village (Rincon, Georgia) expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner is in negotiations with the Local General Partner to develop a plan that will ultimately transfer ownership of the properties to the Local General Partner.
The plan includes provisions to minimize the risk of recapture.

As previously reported, Boulevard Commons (Chicago, Illinois) has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year has elapsed.

Delmar (Gillette, Wyoming) has experienced operating deficits and requires significant capital improvements in the very near future. In the past, deficits were funded by a combination of Local General Partner advances and deferring the payment of property management fees. Due to the Managing General Partner's concerns regarding the long-term viability of this property, the Managing General Partner negotiated a plan with the Local General Partner that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed.

As previously reported, the existing workout agreement between Pebble Creek (Arlington, Texas) and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout totaling approximately $700,000. Going forward, the Managing General Partner will continue to pursue HUD " Mark to Market" restructuring. The Managing General Partner will also continue to work with the Local General Partner to seek a replacement partner to assume General and Limited Partner interests, which will require HUD approval. In the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the property.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Cass House (Boston, Massachusetts) and Verdean Gardens (New Bedford, Massachusetts), continue to operate below break-even. Both of these properties, as well as Bittersweet Apartments (Randolph, Massachusetts), receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations, and it is likely that Bittersweet will default on its mortgage obligation in the near future. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

As previously reported, the Local General Partner for Brentwood Manor II (Nashua, New Hampshire) filed for protection under the provisions of the Chapter 7 bankruptcy laws. Consequently, the Local General Partner was replaced by an affiliate of the Managing General Partner. In addition, the Managing General Partner selected an unaffiliated third-party management agent to replace the former Local General Partner as management agent at the property. During November 1999, the property refinanced its permanent debt. Some Partnership reserves were used to complete the refinancing. As a result of the lower debt service payments required under the new loan, the property now operates above breakeven.

Sierra Pointe (Las Vegas, Nevada) and Terrace (Oklahoma City, Oklahoma), which share a common Local General Partner, continue to experience operating deficits, primarily due to fluctuating occupancy. The Managing General Partner and the Local General Partner continue to work with local housing authorities in both Nevada and Oklahoma to fill vacant units. At June 30, 2000, occupancy had improved to 92% at Terrace and 93% at Sierra Pointe. As previously reported, the Managing General Partner had been negotiating with the Local General Partner to ultimately transfer ownership of its interest in the properties to the Local General Partner. Regarding Sierra Pointe, effective May 2000, the Managing General Partner consummated the transfer of 49.5% Partnership's capital and profits in the property to the Local General Partner. This plan includes provisions to minimize the risk of recapture. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. With respect to Terrace, the Managing General Partner and Local General Partner have negotiated a transfer of the Partnership's interest in the property, pending HUD approval of the plan.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibit 27 - Financial Data Schedule

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 14, 2000       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                          By: 29 Franklin Street, Inc.,
                              its Managing General Partner


                            /s/Randolph G. Hawthorne
                            Randolph G. Hawthorne
                            Managing Director, Vice President and
                            Chief Operating Officer