Form 10QSB
period 2000-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2000-11-14
CIK 810663

November    14          , 2000




Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2000 File Number 0-16796


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

For the quarterly period ended                  September 30, 2000
                                    -------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to
                               -----------------           --------------------

                         Commission file number        0-16796
                                                    --------------
              Boston Financial Qualified Housing Limited Partnership
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                               04-2947737
-----------------------------------          ---------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)



 101 Arch Street, Boston, Massachusetts                02110-1106
------------------------------------------   ---------------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1. Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                  1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2000 and 1999                     2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2000    3


         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2000 and 1999                     4

         Notes to the Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                10

SIGNATURE                                                                11

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                    $     201,380
Marketable securities, at fair value                                                               863,906
Investments in Local Limited Partnerships, net  (Note 1)                                           693,279
Other assets                                                                                        12,252
                                                                                             -------------
     Total Assets                                                                            $   1,770,817
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $     122,100
Accounts payable and accrued expenses                                                               21,176
                                                                                             -------------
     Total Liabilities                                                                             143,276
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           1,632,762
Net unrealized losses on marketable securities                                                      (5,221)
                                                                                             -------------
     Total Partners' Equity                                                                      1,627,541
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   1,770,817
                                                                                             =============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                               September 30,                          September 30,
                                              September 30,        1999             September 30,         1999
                                                  2000          (Restated)              2000           (Restated)
                                            --------------    -------------         -------------    --------------

Revenues:
   Investment                               $       14,862    $      26,710         $      30,235    $       60,937
   Other                                            40,200           23,075               112,280           122,556
                                            --------------    -------------         -------------    --------------
       Total Revenue                                55,062           49,785               142,515           183,493
                                            --------------    -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $51,100 and $62,814 in 2000
     and 1999, respectively)                        89,753           74,608               188,591           150,204
   Provision for valuation of investment in
     Local Limited Partnership                      30,000          220,009                80,000           220,009
   Amortization                                      6,740            5,570                10,921            11,136
                                            --------------    -------------         -------------    --------------
       Total Expenses                              126,493          300,187               279,512           381,349
                                            --------------    -------------         -------------    --------------

Loss before equity in income (losses)
   of Local Limited Partnerships                   (71,431)        (250,402)             (136,997)         (197,856)

Equity in income (losses) of
   Local Limited Partnerships (Note 1)            (171,331)          51,766              (394,930)         (168,654)
                                            --------------    -------------         -------------    --------------

Net Loss                                    $     (242,762)   $    (198,636)        $    (531,927)   $     (366,510)
                                            ==============    =============         =============    ==============

Net Loss allocated:
   To General Partners                      $       (2,427)   $      (1,986)        $      (5,319)   $       (3,665)
   To Limited Partners                            (240,335)        (196,650)             (526,608)         (362,845)
                                            --------------    -------------         -------------    --------------
                                            $     (242,762)   $    (198,636)        $    (531,927)   $     (366,510)
                                            ==============    =============         =============    ==============

Net Loss per Limited

   Partnership Unit (50,000 Units)          $        (4.80)   $       (3.94)        $      (10.53)   $        (7.26)
                                            ==============    =============         =============    ==============

 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)

                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners         Losses            Total

Balance at March 31, 2000             $  (412,849)   $     4,648     $ 2,572,890    $     (11,516)   $    2,153,173
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -              -               -            6,295             6,295
   Net Loss                                (5,319)             -        (526,608)               -          (531,927)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (5,319)             -        (526,608)           6,295          (525,632)
                                      -----------    -----------     -----------    -------------    --------------

Balance at September 30, 2000         $  (418,168)   $     4,648     $ 2,046,282    $      (5,221)   $    1,627,541
                                      ===========    ===========     ===========    =============    ==============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                                   1999

                                                                              2000              (Restated)
                                                                         -------------         ------------


Net cash used for operating activities                                   $     (87,077)        $    (111,683)

Net cash provided by (used for) investing activities                           (43,367)              104,922
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                     (130,444)               (6,761)

Cash and cash equivalents, beginning                                           331,824               221,758
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     201,380         $     214,997
                                                                         =============         =============


 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included with the Partnership's Form 10-KSB for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                   $  37,160,846

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $35,629,778)                              (36,254,712)

Cumulative cash distributions received
   from Local Limited Partnerships                                   (2,016,648)
                                                                  -------------

Investments in Local Limited Partnerships
   before adjustment                                                 (1,110,514)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                      4,648,780

   Accumulated amortization of acquisition
     fees and expenses                                               (1,161,433)
                                                                  -------------

Investments in Local Limited Partnerships
   before reserve for valuation                                       2,376,833

Reserve for valuation of investments in
   Local Limited Partnerships                                        (1,683,554)
                                                                  -------------
Investments in Local Limited Partnerships                         $     693,279
                                                                  =============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2000, is $2,945,684. For the six months ended September 30, 2000, the Partnership has not recognized $2,569,038 of equity in losses relating to twenty-five Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. In addition, for the six months ended September 30, 2000, the Partnership recognized $18,284 of previously unrecognized losses.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership has cash and cash equivalents of $201,380, as compared with $331,824 at March 31, 2000. The decrease is primarily attributable to cash used for operations and purchases of marketable securities in excess of proceeds from sales of marketable securities. These decreases to cash and cash equivalents are partially offset by cash distributions received from Local Limited Partnerships in excess of advances to Local Limited Partnerships.

At September 30, 2000, approximately $209,000 of cash, cash equivalents and marketable securities has been designated as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. As of September 30, 2000, the Partnership has advanced approximately $1,515,000 to eleven Local Limited Partnerships for various property issues. In addition, professional and legal fees relating to various property issues totaling approximately $624,000 have been paid from Reserves.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 2000 resulted in a net loss of $242,762 and $531,927, respectively, as compared to a net loss of $198,636 and $366,510 for the same periods in 1999. The increase in net loss is primarily attributable to increases in equity in losses from Local Limited Partnerships and general and administrative expenses and a decrease in investment income. The increase in net loss is partially offset by a decrease in the provision for valuation of investment in Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

As previously reported, the Local General Partner of Barrington Manor (Fargo, North Dakota) and Duluth (Sioux Falls, South Dakota) expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in the properties to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 2000. Further, the new Local
General Partner has the right to call the remaining interest after the tax credit period has expired. The Managing General Partner will continue to monitor closely the operations of Barrington Manor and Duluth.

The Local General  Partner of Chestnut Lane (Newman,  Georgia),  Country Estates
(Glenville,  Georgia),  Pine Village (Pine Mountain,  Georgia),  Talbot Village,
(Talbottom, Georgia) and Willopeg Village (Rincon, Georgia) expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the properties to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these properties.

As previously reported, Boulevard Commons (Chicago, Illinois) has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after June 9, 1999. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD") to obtain final approval to transfer the Partnership's remaining interest in the property.

Due to the Managing General Partner's concerns regarding the long-term viability of Delmar (Gillette, Wyoming), an agreement with the Local General Partner was reached that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after January 1, 1999. Currently, the Managing General Partner is preparing the documents necessary to transfer the Partnership's remaining interest in the property.

As previously reported, the existing workout agreement between Pebble Creek (Arlington, Texas) and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for "Mark to Market" restructuring. The Managing General Partner will also continue to work with the Local General Partner to locate a replacement partner to assume General and Limited Partner interests, which will require HUD approval. In

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)
-------------------------------

the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the property.

As previously reported, Cass House (Boston, Massachusetts) and Verdean Gardens (New Bedford, Massachusetts), continue to operate below break-even. Both of these properties, as well as Bittersweet Apartments (Randolph, Massachusetts), receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, the mortgage loan is current and the Local General Partner is seeking HUD approval to redeem the Partnership's interest in Bittersweet. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex and in its early stages, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Due to persistent operating deficits and concern over the long-term financial viability of at Sierra Pointe (Las Vegas, Nevada), the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the property to the Local General Partner. This plan includes provisions to minimize the risk of recapture. Pursuant to this agreement, during May 2000 the Partnership transferred 49.5% of its interest in the capital and profits of the local limited partnership to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. We continue to closely monitor the operations of the property.

The Managing General Partner also had concerns about the long-term financial viability of Terrace (Oklahoma City, Oklahoma), which has the same Local General Partner as Sierra Pointe. Accordingly, the Managing General Partner negotiated an agreement to transfer the Partnership's interest in the property to Local General Partner. Subsequent to receiving HUD's approval of the agreement, the Managing General Partner redeemed the Partnership's interest in the property on June 26, 2000. This redemption will not trigger a recapture event for the Partnership.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 14 , 2000         BOSTON FINANCIAL QUALIFIED HOUSING
                                    LIMITED PARTNERSHIP

                               By:  29 Franklin Street, Inc.,
                                    its Managing General Partner

                                   /s/Randolph G. Hawthorne

                                   Randolph G. Hawthorne

                                   Managing Director, Vice President and

                                   Chief Operating Officer