Form 10QSB
period 2000-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2001-02-14
CIK 810663

February 14, 2001




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for Quarter Ended December 31, 2000 File No. 0-16796


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

For the quarterly period ended         December 31, 2000
                              ---------------------------------

                                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from______________ to______________________


                         Commission file number 0-16796

   Boston Financial Qualified Housing Limited Partnership
   (Exact name of registrant as specified in its charter)


        Delaware
_________________________                         04-2947737
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


101 Arch Street, Boston, Massachusetts                       02110-1106
-----------------------------------------------         ---------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code          (617)439-3911
                                                      ------------------------

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

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - December 31, 2000 (Unaudited)                       1

         Statements of Operations (Unaudited) - For the Three and Nine

            Months Ended December 31, 2000 and 1999                          2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended December 31, 2000                      3

         Statements of Cash Flows (Unaudited) - For the Nine

            Months Ended December 31, 2000 and 1999                          4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

PART II - OTHER INFORMATION

Items 1-6                                                                   10

SIGNATURE                                                                   11

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                                  BALANCE SHEET

                                December 31, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                    $     299,696
Marketable securities, at fair value                                                               462,191
Investments in Local Limited Partnerships, net  (Note 1)                                         1,004,361
Other assets                                                                                         7,788
                                                                                             -------------
     Total Assets                                                                            $   1,774,036
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $      41,950
Accounts payable and accrued expenses                                                               27,722
                                                                                             -------------
     Total Liabilities                                                                              69,672
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           1,704,196
Net unrealized gains on marketable securities                                                          168
                                                                                             -------------
     Total Partners' Equity                                                                      1,704,364
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   1,774,036
                                                                                             =============

              The accompanying notes are an integral part of these
                             financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                                               December 31,                           December 31,
                                              December 31,         1999             December 31,          1999
                                                  2000          (Restated)              2000           (Restated)
                                            --------------    -------------         -------------    ------------

Revenues:
   Investment                               $       14,710    $      22,383         $       44,945   $       83,320
   Other                                             1,188            5,550                113,468          128,106
                                            --------------    -------------         --------------   --------------
       Total Revenue                                15,898           27,933                158,413          211,426
                                            --------------    -------------         --------------   --------------

Expenses:
   General and administrative

     (includes reimbursements to
     affiliates in the amounts of
     $228,423 and $97,588 in
     2000 and 1999, respectively)                  245,544          121,734                434,135          271,938
   Provision for valuation of investments
     in Local Limited Partnerships                  10,000          764,436                 90,000          984,445
   Amortization                                      5,463            5,562                 16,384           16,698
                                            --------------    -------------         --------------   --------------
       Total Expenses                              261,007          891,732                540,519        1,273,081
                                            --------------    -------------         --------------   --------------

Loss before equity in income (losses)
   of Local Limited Partnerships                  (245,109)        (863,799)              (382,106)      (1,061,655)

Equity in income (losses) of
   Local Limited Partnerships                      316,543           84,737                (78,387)         (83,917)
                                            --------------    -------------         --------------   --------------


Net Income (Loss)                           $       71,434    $    (779,062)        $     (460,493)  $   (1,145,572)
                                            ==============    =============         ==============   ==============

Net Income (Loss) allocated:
   To General Partners                      $          714    $      (7,791)        $       (4,605)  $      (11,456)
   To Limited Partners                              70,720         (771,271)              (455,888)      (1,134,116)
                                            --------------    -------------         --------------   --------------
                                            $       71,434    $    (779,062)        $     (460,493)  $   (1,145,572)
                                            ==============    =============         ==============   ==============
Net Income (Loss) per Limited

   Partnership Unit (50,000 Units)          $         1.41    $      (15.42)        $        (9.12)  $       (22.68)
                                            ==============    =============         ==============   ==============


              The accompanying notes are an integral part of these
                              financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Nine Months Ended December 31, 2000

                                   (Unaudited)


                                                                                         Net

                                                        Initial       Investor         Unrealized
                                       General          Limited        Limited            Gains
                                       Partners        Partners       Partners          (Losses)          Total

Balance at March 31, 2000             $  (412,849)   $     4,648     $ 2,572,890    $     (11,516)   $    2,153,173
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -              -                -          11,684            11,684
   Net Loss                                (4,605)             -        (455,888)               -          (460,493)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (4,605)             -        (455,888)          11,684          (448,809)
                                      -----------    -----------     -----------    -------------    --------------

Balance at December 31, 2000          $  (417,454)   $     4,648     $ 2,117,002    $         168    $    1,704,364
                                      ===========    ===========     ===========    =============    ==============

              The accompanying notes are an integral part of these
                              financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)



                                                                                                   1999
                                                                              2000              (Restated)
                                                                         -------------         -----------


Net cash used for operating activities                                   $   (386,667)         $    (208,070)

Net cash provided by investing activities                                     354,539                157,919
                                                                         ------------          -------------

Net decrease in cash and cash equivalents                                     (32,128)               (50,151)

Cash and cash equivalents, beginning                                          331,824                221,758
                                                                         ------------          -------------

Cash and cash equivalents, ending                                        $    299,696          $     171,607
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships included in the accompanying financial statements is as of September 30, 2000 and 1999.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in thirty-one Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. The Partnership, as Investor Limited Partner pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships, with the exception of Barrington Manor and Duluth, where 49.5% interests are held. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships, at December 31, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited

   Partnerships                                                                                $  37,042,846

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative
   unrecognized losses of $35,703,731)                                                           (35,803,046)

Cumulative cash distributions received
   from Local Limited Partnerships                                                                (2,010,398)
                                                                                               -------------

Investments in Local Limited Partnerships

   before adjustment                                                                                (770,598)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,632,062

   Accumulated amortization of acquisition
     fees and expenses                                                                            (1,163,549)
                                                                                               -------------

Investments in Local Limited Partnerships

   before reserve for valuation                                                                    2,697,915

Reserve for valuation of investments in
   Local Limited Partnerships                                                                     (1,693,554)
                                                                                               -------------
Investments in Local Limited Partnerships                                                      $   1,004,361
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

                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2000, is $2,741,322. For the nine months ended December 31, 2000, the Partnership has not recognized $2,738,597 of equity in losses relating to twenty-four Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. In addition, for the nine months ended December 31, 2000, the Partnership recognized $75,662 of previously unrecognized losses.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of $299,696, as compared with $331,824 at March 31, 2000. The decrease is primarily attributable to cash used for operations and purchases of marketable securities in excess of proceeds from sales of marketable securities. These decreases to cash and cash equivalents are partially offset by cash distributions received from Local Limited Partnerships in excess of advances to Local Limited Partnerships.

At December 31, 2000, approximately $157,000 of cash, cash equivalents and marketable securities has been designated as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2000, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. As of December 31, 2000, the Partnership has advanced approximately $1,525,000 to eleven Local Limited Partnerships for various property issues. In addition, professional and legal fees relating to various property issues totaling approximately $667,000 have been paid from Reserves.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 2000 resulted in net income of $71,434 and a net loss of $460,493, respectively, as compared to net losses of $779,062 and $1,145,572 for the same respective periods in 1999. The overall decreases in net losses are primarily attributable to decreases in the provision for valuation of investments in Local Limited Partnerships. This is partially offset by an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As previously reported, the Local General Partner of Barrington Manor (Fargo, North Dakota) and Duluth (Sioux Falls, South Dakota) expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the properties to an affiliate of the Local General Partner in November 1997. Subsequently, the Local General Partner transferred both its general partner interest and 48.5% of its partnership interest in the properties to a non-profit general partner effective June 17, 1999. As a result of this change, the date when the Managing General Partner has the right to transfer the remaining interest to the new Local General Partner was amended to reflect the June 17, 1999 effective date. Accordingly, the Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from June 17, 1999. Further, the new Local
General Partner has the right to call the remaining interest after the tax credit period expired, which was 1999. The Managing General Partner will continue to monitor closely the operations of Barrington Manor and Duluth.

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

As previously reported, Boulevard Commons (Chicago, Illinois) has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the property to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD") to obtain final approval to transfer the Partnership's remaining interest in the property.

Due to the Managing General Partner's concerns regarding the long-term viability of Delmar (Gillette, Wyoming), an agreement with the Local General Partner was reached that will ultimately transfer ownership of the property to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the property to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year from January 1, 1998. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD") to obtain final approval to transfer the Partnership's remaining interest in the property.

As previously reported, the existing workout agreement between Pebble Creek (Arlington, Texas) and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. The Managing General Partner is also continuing to work with the Local General

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

Due to persistent operating deficits and concern over the long-term financial viability of at Sierra Pointe (Las Vegas, Nevada), the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the property to the Local General Partner. This plan includes provisions to minimize the risk of recapture. Pursuant to this agreement, during May 2000 the Partnership transferred 49.5% of its interest in the capital and profits of the local limited partnership to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the property to the Local General Partner any time after one year has elapsed. The Managing General Partner continues to closely monitor the operations of the property.

The Managing General Partner also had concerns about the long-term financial viability of Terrace (Oklahoma City, Oklahoma), which has the same Local General Partner as Sierra Pointe. Accordingly, the Managing General Partner negotiated an agreement to transfer the Partnership's interest in the property to Local General Partner. Subsequent to receiving HUD's approval of the agreement, the Managing General Partner redeemed the Partnership's interest in the property effective June 26, 2000.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (A Limited Partnership)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   February 14, 2001                BOSTON FINANCIAL QUALIFIED HOUSING
                                          LIMITED PARTNERSHIP

                                      By: 29 Franklin Street, Inc.,
                                          its Managing General Partner

                                         /s/Jenny Netzer
                                         ------------------------------------
                                         Jenny Netzer
                                         Managing Director and President