Form 10KSB
period 2001-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2001-06-29
CIK 810663

June  29  , 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Form 10-KSB Annual Report for the Year Ended March 31, 2001 File Number 0-16796


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

For   the    fiscal   year  ended          March     31,     2001
                                  --------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For     the   transition   period  from                    to


                         Commission file number 0-16796

  Boston      Financial       Qualified      Housing      Limited   Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                         04-2947737
--------------------------------------------------------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)


   101 Arch Street, Boston, Massachusetts                    02110-1106
   --------------------------------------                    ----------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (617)  439-3911
                                                  -----------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
                  Title of each class                     which registered
                  -------------------            -------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                           $50,000,000 as of March 31, 2001
                                           --------------------------------
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                           Part of Report on
                                                           Form 10-KSB into
                                                           Which the Document
Documents incorporated by reference                        is Incorporated
-----------------------------------                        --------------------

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

     "Estimated Use of Proceeds"                           Part III, Item 13

     "Management Compensation and Fees"                    Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                      Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

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

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                     K-18
       Item 10    Management Remuneration                               K-19
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                 K-19
       Item 12    Certain Relationships and Related
                  Transactions                                          K-19
       Item 13    Exhibits and Reports on Form 8-K                      K-21


SIGNATURES                                                              K-22
----------

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

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Partnership has invested as of March 31, 2001. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in three post-effective amendments to the Registration Statement and in two Form 8-K filings listed in
Part IV of this Report on Form 10-KSB (collectively, the "Acquisition Reports"); such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA
                                   (Unaudited)


       Properties owned by                                      Date
          Local Limited                                       Interest
           Partnerships              Location                 Acquired
 ----------------------------------------------------       --------------

    Barrington Manor *          Fargo, ND                     12/31/87
    Bingham                     Bingham, ME                   12/30/87
    Birmingham Village          Randolph, ME                  12/30/87
    Bittersweet                 Randolph, MA                  10/27/87
    Boulevard Commons           Chicago, IL                   07/14/88
    Brentwood Manor II          Nashua, NH                    01/20/89
    Cass House/Roxbury Hills    Boston, MA                    06/08/88
    Chestnut Lane               Newnan, GA                    08/01/88
    Coronado Courts             Douglas, AZ                   12/18/87
    Country Estates             Glennville, GA                03/01/88
    600 Dakota (1)              Wahpeton, ND                  10/01/88
    Delmar (1)                  Gillette, WY                  10/01/88
    Duluth (1)                  Sioux Falls, SD               10/01/88
    Elmore Hotel                Great Falls, MT               12/22/87
    Graver Inn (1)              Fargo, ND                     12/31/87
    Hazel-Winthrop              Chicago, IL                   12/30/87
    Hughes                      Mandan, ND                    12/31/87
    Lakeview Heights            Clearfield, UT                12/30/87
    Logan Plaza *               New York, NY                  05/10/88
    New Medford Hotel           Medford, OR                   12/22/87
    Heritage View               New Sweden, ME                12/30/87
    Park Terrace                Dundalk, MD                   01/20/89
    Pebble Creek                Arlington, TX                 06/20/88
    Hillcrest III               Perryville, MO                03/31/89
    Pine Village                Pine Mountain, GA             03/01/88
    Rolling Green               Edmond, OK                    09/30/87
    Sierra Pointe               Las Vegas, NV                 09/01/87
    Sierra Vista                Aurora, CO                    09/30/87
    Talbot Village              Talbotton, GA                 03/01/88
    Terrace (1)                 Oklahoma City, OK             11/20/87
    Trenton                     Salt Lake City, UT            12/30/87
    Verdean Gardens             New Bedford, MA               05/31/88
    Willowpeg Village           Rincon, GA                    03/01/88
    Windsor Court               Aurora, CO                    12/30/87

* The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor where the Partnership's ownership interest is 49.5%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(1)   The Partnership no longer has an interest in this Local Limited
      Partnership.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exception of Hughes, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Rolling Green, Sierra Vista, Windsor and Sierra Point Limited Partnerships, representing 26.73%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) New Medford and Oregon Landmark Limited Partnerships, representing 7.12%, have WHP Holdings, Inc. as the Local General Partner; (iii) Trenton and Lakeview Heights Limited Partnerships, representing 2.45%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (iv) Bingham, Birmingham and New Sweden Limited Partnerships, representing 2.13%, have Charles B. Mattson and Todd Mattson as Local General Partners; (v) Cass House and Verdean Gardens Limited Partnerships, representing 13.58%, have Cruz Development Corporation as the Local General Partner; and (vi) Willowpeg Village, Pine Village, Glennville, Talbot Village and Chestnut Lane Limited Partnerships, representing 2.99%, have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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






Item 2.  Properties

The Partnership owns limited partnership interests in twenty-nine Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, where the Partnership's ownership interest is 49.5%.

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

The schedule on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Partnership.





                                                   Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of       March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000   Subsidy *          2001
---------------------------------------------------------------------------------------------------------------    ------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                            18        $     175,200    $    175,200       $    613,248     Section 8            89%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                          24              240,900         240,900          1,153,729       FmHA               96%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                         24              236,520         236,520          1,148,528       FmHA              100%

MB Bittersweet Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA                         35              620,500         620,500          2,282,382       None              100%

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                         212            4,527,850       4,527,850         10,447,050     Section 8            92%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                           22              300,000         300,000            682,719     Section 8           100%




                                                    Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of       March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000   Subsidy *        2001
---------------------------------------------------------------------------------------------------------------  -------------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                          111            2,141,090       2,141,090          7,723,349       None               91%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                           50              282,510         282,510          1,459,926       None               94%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                         145            1,800,000       1,800,000          3,615,175     Section 8            98%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                       24              121,910         121,910            590,403       FmHA              100%

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY


                                                   Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of       March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000    Subsidy *        2001
------------------------------------------------------------------------------------------------------------------    ----


Duluth Limited Partnership (1)
Duluth
Sioux Falls, SD

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                      60            1,022,000       1,022,000          3,034,710     Section 8            92%

Graves Inn (1)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                          30              350,400         350,400          2,093,096     Section 8           100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                         101            2,048,750       2,048,750          1,660,979       None               75%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                           47              379,453         379,453          1,210,000     Section 8            87%




                                                   Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of       March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000    Subsidy *        2001
------------------------------------------------------------------------------------------------------------------   ----


Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                       83              584,000         584,000          2,696,999     Section 8            95%

Logan Plaza Associates
Logan Plaza
New York NY                         130            2,240,000       2,240,000         10,321,948       None               98%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                          76            1,365,100       1,365,100          3,066,176     Section 8           100%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                       24              237,250           237,250        1,150,890       FmHA               75%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                       352            2,512,941       2,512,941          7,955,434     Section 8            93%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                       24              128,115         128,115            587,431       FmHA               75%

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                    36              188,340         188,340            930,949       FmHA               89%

                                                     Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of        March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000   Subsidy *          2001
------------------------------------------------------------------------------------------------------------------     ----


Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                          166            1,855,650       1,855,650          4,676,250     Section 8            95%

Sierra Vista Housing Associates,
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV                       209            3,016,008       3,016,008          7,273,072     Section 8            82%

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                          160            2,271,751       2,271,751          6,150,416     Section 8            99%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                        24              121,180         121,180            596,323       FmHA              100%

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                   37              237,250         237,250            798,783     Section 8            95%




                                                    Capital Contributions
      Local Limited Partnership                     Total           Paid           Mtge. Loans                    Occupancy at
            Property Name          Number of    Committed at       Through         Payable at        Type of       March 31,
          Property Location       Apts. Units  March 31, 2001  March 31, 2001   December 31, 2000    Subsidy *        2001
------------------------------------------------------------------------------------------------------------------    ----


Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                     110           2,409,000         2,409,000        7,271,666        None               95%

Willowpeg Village Limited
   Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                           57              288,400         288,400          1,464,206       FmHA              100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                          143            1,815,500       1,815,500          4,612,745     Section 8           100%
                                  -----         ------------    ------------      -------------
                                  2,534         $ 33,517,568    $ 33,517,568      $  97,268,582
                                  =====         ============    ============      =============


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

(1)        The Partnership no longer has an interest in this Local Limited
           Partnership.

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

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, continue to operate below break-even. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, the mortgage loan is current and the Local General Partner is seeking HUD approval to redeem the Partnership's interest in Bittersweet. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 3,268 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2001 and 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Liquidity and capital resources

At March 31, 2001, the Partnership has cash and cash equivalents of $618,780 as compared with $331,824 at March 31, 2000. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnership in excess of advances to Local Limited Partnerships. These increases to cash and cash equivalents are partially offset by cash used for operations.

At March 31, 2001, approximately $151,000 of cash, cash equivalents and marketable securities has been designated as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. During the year ended March 31, 2001, the Partnership advanced $90,000 to three Local Limited Partnerships for various property issues.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2001. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.




Results of operations

2001 versus 2000

The Partnership's results of operations for the year ended March 31, 2001 resulted in a net loss of $707,943, as compared to a net loss of $1,439,749 for the same period in 2000. The decrease in net loss is primarily due to a decrease of $894,445 in the provision for valuation of investments in Local Limited Partnerships. This is partially offset by an increase in general and administrative expenses. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

Low-income housing tax credits

The 2000 and 1999 Low-Income Housing Tax Credits per Unit for individuals were $9.37 and $40.76, respectively. The 2000 and 1999 Low-Income Housing Tax Credits per Unit for corporations were $10.22 and $46.25, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have begun to decrease significantly as several Properties are reaching the end of the ten-year credit period. However, because the Tax Credit compliance periods generally extend five years beyond the Tax Credits, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

The Tax Credit per Unit for corporate investors will be slightly higher for the reaming years of the credit period than that for individual investors because certain of the Properties took advantage of 1990 federal legislation that allowed the acceleration of future tax credits to individuals in the tax year ended December 31 1990. For those Properties that elected to accelerate the individual credit, the accelerated portion is being amortized over the remainder of the credit period, thereby causing a reduction of this and future years tax credits passed through by those Properties. In total, both individual and corporate investors will be allocated equal amounts of Tax Credits.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in 29 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, and Duluth, located in Sioux Falls, South Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnerships to an affiliate of the Local General Partner in November 1997. The Managing General Partner also has the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer.

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the date when the Managing General Partner has the right to transfer the remaining interest will not occur until September 1, 2001. The Property no longer generates tax credits. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

The Local General Partner of Chestnut Lane, located in Newman, Georgia, Country Estates, located in Glenville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbottom, Georgia, and Willopeg Village, located in Rincon, Georgia, expressed to the Managing General Partner concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has not yet transferred any of the Partnership 's interest in these Local Limited Partnerships.

As previously reported, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Common's mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD ") to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership.

Due to the Managing General Partner's concerns regarding the long-term viability of Delmar, located in Gillette, Wyoming, the Managing General Partner negotiated an agreement that ultimately transferred ownership of the Local Limited Partnership to the Local General Partner. Effective January 1, 1998, the Managing General Partner consummated the transfer of 49.5% of the Partnership's capital and profits in the Local Limited Partnership to the Local General Partner. The Managing General Partner had the right to transfer the Partnership's remaining interest in the Property to the Local General Partner any time after one year from January 1, 1998. During the third quarter of 2000, HUD granted final approval to the Partnership to transfer its remaining interest in the Local Limited Partnership. Subsequent to receiving HUD's approval, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective November 29, 2000.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. The Managing General Partner also continues to work with the Local General Partner to locate a replacement partner to assume General and Limited Partner interests, which will require HUD approval. In the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the Property.

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, continue to operate below break-even. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, the mortgage loan is current and the Local General Partner is seeking HUD approval to redeem the Partnership's interest in Bittersweet. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

Due to persistent operating deficits and concern over the long-term financial viability of Sierra Pointe, located in Las Vegas, Nevada, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner. This plan includes provisions to minimize the risk of recapture. Pursuant to this agreement, during May 2000 the Partnership transferred 49.5% of its interest in the capital and profits of the local limited partnership to the Local General Partner. The Managing General Partner has the right to transfer the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner any time after one year has elapsed. The Property no longer generates tax credits. The Managing General Partner will continue to closely monitor the operations of the Property.

The Managing General Partner also had concerns about the long-term financial viability of Terrace, located in Oklahoma City, Oklahoma, which has the same Local General Partner as Sierra Pointe. Accordingly, the Managing General Partner negotiated an agreement to redeem the Partnership's interest in the Local Limited Partnership. Subsequent to receiving HUD's approval of the agreement, the Managing General Partner redeemed the Partnership's interest in the Local Limited Partnership effective June 26, 2000.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2001 and 2000.

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



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Managing General Partner of the Partnership is 29 Franklin Street, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The Managing General Partner was incorporated in January 1987. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.


     Name                          Position

Jenny Netzer               Principal, Head of Housing and Community Investment
Michael H. Gladstone       Principal, Member, Legal
Lauren M. Guillette        Principal, Member, Legal

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

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate
Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2001 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2001 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2001.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2001 are as follows:

                                                    2001              2000
-----------------------------------------------------------        ----------

       Salaries and benefits expense
         reimbursements                          $  325,093        $  168,588

Property management fees

During 1999 affiliates of the Managing General Partner managed three properties in which the Partnership has invested. As of July 1999, management services of these affiliates were transferred to an unrelated third party. Fees earned by these affiliates in each of the two years ended December 31, 2000 are as follows:

                                                    2000             1999
----------------------------------------------------------        ----------

       Property management fees                 $        -        $   69,812

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2001.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2001 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Documents filed as a part of this Report

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

(b)      Reports on Form 8-K:
     No Reports on Form 8-K were filed during the year ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   29 Franklin Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                             Date:    June  29 , 2001
           ---------------------------------------              ---------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                            Date:    June 29  , 2001
           ---------------------------------------             ---------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                    Date:   June 29   , 2001
           -----------------------------                      ----------------
           Michael H. Gladstone
           Director

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2001

                                      INDEX


                                                                 Page No.

Report of Independent Accountants
     For the years ended March 31, 2001 and 2000                   F-2

Financial Statements

     Balance Sheet - March 31, 2001                                F-3

     Statements of Operations - For the years ended
       March 31, 2001 and 2000                                     F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2001 and 2000                 F-5

     Statements of Cash Flows - For the years ended
       March 31, 2001 and 2000                                     F-6

     Notes to the Financial Statements                             F-7

                        Report of Independent Accountants



To the Partners of
Boston Financial Qualified Housing Limited Partnership:

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $767,723 at March 31, 2001, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(309,565) and $(260,235) for the years ended March 31, 2001 and 2000, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2001




Assets

Cash and cash equivalents                                        $     618,780
Marketable securities, at fair value (Note 3)                          242,821
Investments in Local Limited Partnerships, net (Note 4)                767,723
Other assets                                                             4,773
                                                                 --------------
     Total Assets                                                $   1,634,097
                                                                 ==============

Liabilities and Partners' Equity

Accounts payable to affiliates (Note 5)                          $     138,619
Accrued expenses                                                        36,354
                                                                 -------------
     Total Liabilities                                                 174,973
                                                                 --------------

General, Initial and Investor Limited Partners' Equity               1,456,746
Net unrealized gains on marketable securities                            2,378
                                                                 -------------
     Total Partners' Equity                                          1,459,124
                                                                 -------------
     Total Liabilities and Partners' Equity                      $   1,634,097
                                                                 =============
The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000



                                                                               2001                     2000
                                                                           -------------          ----------
Revenue:
   Investment                                                              $      56,236       $      98,526
   Other                                                                         212,860             140,930
                                                                           -------------       -------------
       Total Revenue                                                             269,096             239,456
                                                                           -------------       -------------

Expenses:
   General and administrative (includes
     reimbursements to affiliate of $325,093 and
     $168,588, respectively) (Note 5)                                            555,630             411,403
   Amortization                                                                   21,844              23,122
   Provision for valuation of investments in
     Local Limited Partnerships                                                   90,000             984,445
                                                                           -------------       -------------
       Total Expenses                                                            667,474           1,418,970
                                                                           -------------       -------------

Loss before equity in losses of
   Local Limited Partnerships                                                   (398,378)         (1,179,514)

Equity in losses of Local Limited Partnerships (Note 4)                         (309,565)           (260,235)
                                                                         ---------------     ---------------

Net Loss                                                                   $    (707,943)      $  (1,439,749)
                                                                           =============       =============

Net Loss allocated:
   General Partners                                                        $      (7,079)      $     (14,397)
   Limited Partners                                                             (700,864)         (1,425,352)
                                                                           -------------       -------------
                                                                           $    (707,943)      $  (1,439,749)
                                                                           =============       =============
Net Loss per Limited Partnership Unit
   (50,000 Units)                                                          $      (14.02)      $      (28.51)
                                                                           =============       =============

The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2001 and 2000



                                                                                           Net
                                                         Initial       Investor        Unrealized
                                          General        Limited        Limited           Gains
                                         Partners      Partners        Partners         (Losses)          Total
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 1999               $  (398,452)   $   4,648     $   3,998,242    $    12,442    $    3,616,880
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -        (23,958)          (23,958)
   Net Loss                                 (14,397)           -        (1,425,352)             -        (1,439,749)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Loss                          (14,397)           -        (1,425,352)       (23,958)       (1,463,707)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2000                  (412,849)       4,648         2,572,890        (11,516)        2,153,173
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale                -            -                 -         13,894            13,894
   Net Loss                                  (7,079)           -          (700,864)             -          (707,943)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  (7,079)           -          (700,864)        13,894          (694,049)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2001               $  (419,928)   $   4,648     $   1,872,026    $     2,378    $    1,459,124
                                        ===========    =========     =============    ===========    ==============

The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000



                                                                                   2001              2000
                                                                             -------------     --------------
Cash flows from operating activities:
   Net Loss                                                                  $    (707,943)    $  (1,439,749)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                309,565           260,235
     Provision for valuation of investments in Local
       Limited Partnerships                                                         90,000           984,445
     Amortization                                                                   21,844            23,122
     Gain on sales and maturities of
       marketable securities, net                                                   (2,279)           (1,205)
     Cash distribution included in net loss                                       (197,289)         (126,857)
     Other non-cash items                                                           19,998                90
     Increase in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                  5,747            11,400
       Accounts payable to affiliates                                               67,619            45,201
       Accrued expenses                                                              5,662               537
                                                                             -------------     -------------
Net cash used for operating activities                                            (387,076)         (242,781)
                                                                             -------------     -------------
Cash flows from investing activities:
   Advances to Local Limited
     Partnerships                                                                  (90,000)         (947,955)
   Cash distributions received from Local
     Limited Partnerships                                                          203,289           174,955
   Purchases of marketable securities                                             (300,154)         (499,748)
   Proceeds from sales and maturities
     of marketable securities                                                      860,897         1,625,595
                                                                             -------------     -------------
Net cash provided by investing activities                                          674,032           352,847
                                                                             -------------     -------------
Net increase in cash and cash equivalents                                          286,956           110,066

Cash and cash equivalents, beginning                                               331,824           221,758
                                                                             -------------     -------------
Cash and cash equivalents, ending                                            $     618,780     $     331,824
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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2001, the Managing General Partner has designated approximately $151,000 of cash, cash equivalents as such Reserve.

2.   Significant Accounting Policies
     --------------------------------

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

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


2.   Significant Accounting Policies (continued)
     ------------------------------------------

Investments in Local Limited Partnerships (continued)

Partnerships beyond its investment and therefore a Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000 and 1999.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, investments accounted for under the equity method and all nonfinancial assets such as real property. The fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                Gross             Gross
                                                              Unrealized      Unrealized           Fair
                                               Cost             Gains            Losses            Value
                                          -------------     -------------    -------------     -------------
Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies              $     200,443     $       1,291    $          -      $     201,734

Mortgage backed securities                       40,000             1,087                -            41,087
                                          -------------     -------------    -------------     -------------

Marketable securities
   at March 31, 2001                      $     240,443     $       2,378    $           -     $     242,821
                                          =============     =============    =============     =============


The contractual maturities at March 31, 2001 are as follows:
                                                                    Fair
                                                    Cost           Value

Due in less than one year                       $         -     $        -
Due in one year to five years                       200,443         201,734
Mortgage backed securities                           40,000          41,087
                                                -----------     ------------
                                                $   240,443     $   242,821
                                                ===========     ===========


Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of securities were approximately $461,000 and $1,131,000 during the fiscal years ended March 31, 2001 and 2000 respectively. Proceeds from the maturities of marketable securities were approximately $400,000 and $495,000 during the fiscal years ended March 31, 2001 and 2000, respectively. Included in investment income are gross gains of $2,689 and $3,488 and gross losses of $410 and $2,283 that were realized on these sales during the years ended March 31, 2001 and 2000, respectively.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-nine Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships, at March 31, 2001:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  34,916,532

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $36,946,337)                                                           (33,841,397)

Cumulative cash distributions received from Local Limited Partnerships                            (1,996,579)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (921,444)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,363,318

   Accumulated amortization of acquisition fees and expenses                                      (1,097,495)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,344,379

Reserve for valuation of investments in Local Limited Partnerships                                (1,576,656)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     767,723
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the year ended March 31, 2001, the Partnership advanced $90,000 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.       Investments in Local Limited Partnerships (continued)
-------------------------------------------------------------

Summarized financial information as of December 31, 2000 and 1999 (due to the Partnership's policy of reporting financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Partnership has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                   2000                  1999
                                                                             ----------------      ---------------
Assets:
   Investment property, net                                                  $     78,812,066      $    86,133,689
   Other assets                                                                    10,355,372           10,578,171
                                                                             ----------------      ---------------
     Total Assets                                                            $     89,167,438      $    96,711,860
                                                                             ================      ===============

Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     97,268,585      $   108,766,852
   Other debt                                                                      33,900,792           26,522,513
                                                                             ----------------      ---------------
     Total Liabilities                                                            131,169,374          135,289,365
                                                                             ----------------      ---------------

Partners' Deficit:
   Partnership's Deficit                                                          (40,603,136)         (37,281,312)
   Other Partners' Deficit                                                         (1,398,800)          (1,296,193)
                                                                             ----------------      ---------------
     Total Partners' Deficit                                                      (42,001,936)         (38,577,505)
                                                                             ----------------      ---------------
       Total Liabilities and Partners' Deficit                               $     89,167,438      $    96,711,860
                                                                             ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                                                   2000                  1999
                                                                             ----------------      ---------------

Rental and other revenue                                                     $     19,468,980      $    20,140,097
                                                                             ----------------      ---------------

Expenses:
   Interest                                                                         9,156,684            9,579,035
   Operating                                                                       10,991,400           11,708,895
   Depreciation and amortization                                                    4,177,038            4,355,198
                                                                             ----------------      ---------------
     Total Expenses                                                                24,325,122           25,643,128
                                                                             ----------------      ---------------

Net Loss                                                                     $     (4,856,142)     $    (5,503,031)
                                                                             ================      ===============

Partnership's share of Net Loss                                              $     (4,910,149)     $    (5,390,620)
                                                                             ================      ===============
Other partners' share of Net Loss                                            $         54,007      $      (112,411)
                                                                             ================      ===============

For the years ended March 31, 2001 and 2000, the Partnership has not recognized $4,600,584 and $5,130,385, respectively, in equity in losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investments.

The Partnership's deficit as reflected by the Local Limited Partnerships of $(40,603,136) differs from the Partnership's investments in Local Limited Partnerships before adjustment of $(921,444) principally because: a) the Partnership has not recognized $36,946,337 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments b) the purchase price paid to the original Limited Partners by the Partnership has not been reflected in the balance sheets of certain Local Limited Partnerships and c) the Partnership has included advances of approximately $1,399,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

                         BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001 and 2000 is $325,093 and $168,588, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 2001, $138,619 is payable to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner managed three properties in which the Partnership had invested. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $69,812 of fees earned by this affiliate for the year ended December 31, 1999. As of July 1999, management services of these affiliates were transferred to an unrelated third party.

6.   Litigation

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, continue to operate below break-even. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, the mortgage loan is current and the Local General Partner is seeking HUD approval to redeem the Partnership's interest in Bittersweet. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

7.  Transfer of Interests in Local Limited Partnerships

On November 10, 1997, the Managing General Partner transferred 50% of its interest in capital and profits of Barrington Manor, Graver Inn, 600 Dakota and Duluth to the local general partner. Included in this transfer was a put option. The put option granted the Managing General Partner the right to put the Partnership's remaining interest to the local general partner anytime after one year had elapsed. For financial reporting purposes, the Partnership wrote down the carrying value of these investments in Local Limited Partnerships to zero because it was uncertain as to whether the Partnership would be able to recover its remaining invested balances. The Partnership would retain its full share of tax credits until such time as the remaining interest was put to the local general partner.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

7.  Transfer of Interests in Local Limited Partnerships (continued)
    --------------------------------------------------------------

Effective January 1, 2001, the Managing General Partner transferred the Partnership's remaining interest in Duluth. This transfer is not expected to trigger a recapture event and, because the carrying value was zero, had no financial statement impact.

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

On June 26, 2000, the Partnership redeemed its interest in Terrace housing association, LTD., located in Oklahoma City, Oklahoma. Because the carrying value of this investment was already at zero, the redemption had no financial statement impact.

In addition, during the year ended March 31, 2001, the Partnership transferred its interest in Delmar Apartments, located in Gillette, Wyoming, to the Local General Partner. Because the carrying value of this investment was already at zero, this transfer had no financial statement impact.

8.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001 and 2000 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000 and 1999:

                                                                                        2001            2000
                                                                                    ------------   ------------

Net Loss per financial statements                                                   $   (707,943)  $ (1,439,749)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses for tax (financial
   reporting) purposes                                                                    66,656     (1,085,413)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                   (4,600,584)    (5,130,385)

Adjustment to reflect March 31 fiscal year end  to
   December 31 taxable year end                                                         (100,624)        48,340

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                        1,074,445              -

Gain on write-off of investments in Local Limited Partnership
   included in loss for tax return purposes                                               12,777              -

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                     (228,275)      (150,354)

Cash distributions included in income for financial reporting purposes                  (102,447)      (131,624)
                                                                                    ------------   ------------

Net Loss per tax return                                                             $ (4,585,995)  $ (7,889,185)
                                                                                     ============   ============

                      BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                NOTES TO THE FINANCIAL STATEMENTS (continued)


8.   Federal Income Taxes (continued)
     -------------------------------

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2001 are as follows:
                                                          Financial               Tax
                                                          Reporting            Reporting
                                                          Purposes             Purposes         Differences
                                                       --------------      --------------      -------------

Investments in Local Limited Partnerships              $      767,723      $  (45,082,898)     $  45,850,621
                                                       ==============      ==============      ==============
Other assets                                           $      866,374      $    8,383,250      $  (7,516,876)
                                                       ==============      ==============      =============
Liabilities                                            $      174,973      $       69,671      $     105,302
                                                       ==============      ==============      =============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships, for tax reporting purposes is approximately $47,325,000 greater than for financial reporting purposes, including approximately $36,946,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $1,015,000; and (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes.