Form 10QSB
period 2001-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2001-08-14
CIK 810663

August 14  , 2001




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 0-16796


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

For the quarterly period ended                      June 30, 2001
                                       ----------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                      to


                         Commission file number 0-16796

                  Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                04-2947737
------------------------------------     --------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)



   101 Arch Street, Boston, Massachusetts                     02110-1106
-----------------------------------------------       --------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                          1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2001 and 2000                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2001          3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2001 and 2000                                    4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             6

PART II - OTHER INFORMATION

Items 1-6                                                                  10

SIGNATURE                                                                  11

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)





Assets

Cash and cash equivalents                                      $      260,805
Marketable securities, at fair value                                  331,079
Investments in Local Limited Partnerships, net (Note 1)               728,108
Other assets                                                            5,169
                                                               --------------
     Total Assets                                              $    1,325,161
                                                               ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                 $       76,553
Accrued expenses                                                       35,391
                                                               --------------
Total Liabilities                                                     111,944
                                                               --------------

General, Initial and Investor Limited Partners' Equity              1,210,494
Net unrealized gains on marketable securities                           2,723
                                                               --------------
     Total Partners' Equity                                         1,213,217
                                                               --------------
     Total Liabilities and Partners' Equity                    $    1,325,161
                                                               ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                 2001              2000
                                                                           -------------       -------------

Revenue:
   Investment                                                              $       9,377       $      15,373
   Other                                                                          24,537              72,080
                                                                           -------------       -------------
     Total Revenue                                                                33,914              87,453
                                                                           -------------       -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $76,553 and $18,550, respectively)                       118,706              98,838
   Provision for valuation of investments in
     Local Limited Partnerships                                                  121,845              50,000
   Amortization                                                                    5,461               4,181
                                                                           -------------       -------------
     Total Expenses                                                              246,012             153,019
                                                                           -------------       -------------

Loss before equity in losses of Local
   Limited Partnerships                                                         (212,098)            (65,566)

Equity in losses of Local Limited Partnerships (Note 1)                          (34,154)           (223,599)
                                                                           -------------       -------------

Net Loss                                                                   $    (246,252)      $    (289,165)
                                                                           =============       =============

Net Loss allocated:
   General Partners                                                        $      (2,463)      $      (2,892)
   Limited Partners                                                             (243,789)           (286,273)
                                                                           -------------       -------------
                                                                           $    (246,252)      $    (289,165)
                                                                           =============       =============

Net Loss per Limited Partnership Unit
   (50,000 Units)                                                          $      (4.88)       $       (5.73)
                                                                           ============        =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)



                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total
                                      -----------    -----------     -----------    -------------    --------------

Balance at March 31, 2001             $  (419,928)   $     4,648     $ 1,872,026    $       2,378    $    1,459,124
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -              345               345
   Net Loss                                (2,463)             -        (243,789)               -          (246,252)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (2,463)             -        (243,789)             345          (245,907)
                                      -----------    -----------     -----------    -------------    --------------

Balance at June 30, 2001              $  (422,391)   $     4,648     $ 1,628,237    $       2,723    $    1,213,217
                                      ===========    ===========     ===========    =============    ===============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                              2001                 2000
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (171,307)        $     (40,645)

Net cash used for investing activities                                        (186,668)              (76,698)
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                     (357,975)             (117,343)
Cash and cash equivalents, beginning                                           618,780               331,824
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $     260,805         $     214,481
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnerships has elected to report results of the Local Limited Partnerships of which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-nine Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  35,038,377

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $38,075,841)                                                           (33,852,864)

Cumulative cash distributions received from Local Limited Partnerships                            (2,019,266)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (833,753)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,363,318

   Accumulated amortization of acquisition fees and expenses                                      (1,102,956)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,426,609

Reserve for valuation of investments in Local Limited Partnerships                                (1,698,501)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     728,108
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

For the three months ended June 30, 2001, the Partnership advanced $121,845 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2001, is $1,140,971. For the three months ended June 30, 2001, the Partnership has not recognized $1,106,817 of equity in losses relating to twenty-three Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Partnership has cash and cash equivalents of $260,805 as compared with $618,780 at March 31, 2001. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. The decrease in cash and cash equivalents is also attributable to advances to Local Limited Partnerships in excess of cash distributions received from Local Limited Partnerships.

At June 30, 2001, approximately $480,000 of cash, cash equivalents and marketable securities has been designated as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $451,000 of operating funds to replenish reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. During the three months ended June 30, 2001, the Partnership advanced approximately $121,000 to two Local Limited Partnerships for various property issues.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2001.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2001 resulted in a net loss of $246,252, as compared to a net loss of $289,165 for the same period in 2000. The decrease in net loss is primarily due to a decrease in equity in losses of Local Limited Partnerships. This is partially offset by an increase in the provision for valuation of investments in Local Limited Partnerships and a decrease in revenue attributable to less distributions from Local Limited Partnerships which have a negative net book value.

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

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the date on which the Managing General Partner has the right to transfer the Local Limited Partnership remaining interest will not occur until September 1, 2001. The Property no longer generates tax credits. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

The Local General Partner of Chestnut Lane, located in Newman, Georgia, Country Estates, located in Glenville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbottom, Georgia, and Willopeg Village, located in Rincon, Georgia, expressed to the Managing General Partner concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these Local Limited Partnerships. The tax credit compliance period for the Properties expires during 2004.

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

Occupancy at Elmore Hotel, located in Great Falls, Montana, has fluctuated over the past several quarters due to the construction of a new tax credit property in the area. The new property has larger units, a full amenities package and similar rental rates. As a result, rent levels at Elmore Hotel have eroded while expenses continue to increase. The Managing General Partner believes that rent and occupancy levels will stabilize in the near future. The Property's tax credits expired in 1997 and a Housing Assistance Payment contract that benefits the Property is scheduled to expire in 2002, pending extensions.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership reserves have periodically funded the Property's operating deficits. Recently, while exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site has caused environmental contamination to the Property. The Managing General Partner believes the Partnership has recourse against the entity that caused the contamination. Due to the Property's operations, the contamination, and its future liquidity, the value of the Partnership's limited partnership interest is diminished.

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

PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August  14 , 2001                   BOSTON FINANCIAL QUALIFIED HOUSING
                                             LIMITED PARTNERSHIP

                                        By:  29 Franklin Street, Inc.,
                                             its Managing General Partner


                                             /s/Jenny Netzer
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment