Form 10QSB
period 2001-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2001-11-13
CIK 810663

November 14, 2001




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-16796


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

For the quarterly period ended        September 30, 2001
                               ------------------------------------------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from               to
                              ---------------    ---------------------

                         Commission file number     0-16796
                                                -----------
             Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                 04-2947737
----------------------------------------                -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



 101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------        -----------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2001 and 2000                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 2001                                          3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2001 and 2000                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $     123,753
Marketable securities, at fair value                                                               331,926
Investments in Local Limited Partnerships, net  (Note 1)                                           660,804
Other assets                                                                                         3,244
                                                                                             -------------
     Total Assets                                                                            $   1,119,727
                                                                                             ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $     129,444
Accrued expenses                                                                                    23,394
                                                                                             -------------
     Total Liabilities                                                                             152,838
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                             959,324
Net unrealized gains on marketable securities                                                        7,565
                                                                                             ---------------
     Total Partners' Equity                                                                        966,889
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   1,119,727
                                                                                             =============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  2001             2000                 2001              2000
                                            --------------    -------------         -------------    --------------

Revenues:
   Investment                               $        6,182    $      14,862         $      15,559    $       30,235
   Other                                            10,454           40,200                34,991           112,280
                                            --------------    -------------         -------------    --------------
       Total Revenue                                16,636           55,062                50,550           142,515
                                            --------------    -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $129,444 and $51,100 in 2001
     and 2000, respectively)                       172,502           89,753               291,208           188,591
   Provision for valuation of investment in
     Local Limited Partnership                      28,000           30,000               149,845            80,000
   Amortization                                      6,005            6,740                11,466            10,921
                                            --------------    -------------         -------------    ---------------
       Total Expenses                              206,507          126,493               452,519           279,512
                                            --------------    -------------         -------------    --------------

Loss before equity in losses
   of Local Limited Partnerships                  (189,871)         (71,431)             (401,969)         (136,997)


Equity in losses of Local
   Limited Partnerships (Note 1)                   (61,299)        (171,331)              (95,453)         (394,930)
                                            --------------    -------------         -------------    --------------

Net Loss                                    $     (251,170)   $    (242,762)        $    (497,422)   $     (531,927)
                                            ==============    =============         =============    ==============

Net Loss allocated:
   To General Partners                      $       (2,511)   $      (2,427)        $      (4,974)   $       (5,319)
   To Limited Partners                            (248,659)        (240,335)             (492,448)         (526,608)
                                            --------------    -------------         -------------    --------------
$  (251,170)                                $     (242,762)   $    (497,422)        $    (531,927)
===========                                 ==============    =============         =============    =
                                            $     (251,170)   $    (242,762)        $    (497,422)   $     (531,927)
                                            ==============    =============         =============    ==============

Net Loss per Limited
   Partnership Unit (50,000 Units)          $        (4.97)   $       (4.80)        $       (9.85)   $       (10.53)
                                            ==============    =============         =============    ==============



                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)



                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total
                                      -----------    -----------     -----------    -------------    --------------

Balance at March 31, 2001             $  (419,928)   $     4,648     $ 1,872,026    $       2,378    $    1,459,124
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -            5,187             5,187
   Net Loss                                (4,974)             -        (492,448)               -          (497,422)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (4,974)             -        (492,448)           5,187          (492,235)
                                      -----------    -----------     -----------    -------------    --------------

Balance at September 30, 2001         $  (424,902)   $     4,648     $ 1,379,578    $       7,565    $      966,889
                                      ===========    ===========     ===========    =============    ===============

                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)




                                                                              2001                 2000
                                                                         -------------         -------------


Net cash used for operating activities                                   $    (284,401)        $     (87,077)

Net cash used for investing activities                                        (210,626)              (43,367)
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                     (495,027)             (130,444)

Cash and cash equivalents, beginning                                           618,780               331,824
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     123,753         $     201,380
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-eight Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  34,425,877

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $37,034,133)                                                           (33,222,281)

Cumulative cash distributions received from Local Limited Partnerships                            (2,019,266)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (815,670)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,282,273

   Accumulated amortization of acquisition fees and expenses                                      (1,099,298)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,367,305

Reserve for valuation of investments in Local Limited Partnerships                                (1,706,501)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     660,804
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of certain investments.

For the six months ended September 30, 2001, the Partnership advanced $149,845 to certain Local Limited Partnerships to fund operating shortfalls, all of which was reserved.

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2001, is $2,100,032. For the six months ended September 30, 2001, the Partnership has not recognized $2,004,579 of equity in losses relating to twenty-two Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership has cash and cash equivalents of $123,753, as compared with $618,780 at March 31, 2001. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. The decrease in cash and cash equivalents is also attributable to advances to Local Limited Partnerships in excess of cash distributions received from Local Limited Partnerships.

At September 30, 2001, approximately $306,000 of cash, cash equivalents and marketable securities has been designated as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $317,000 of operating funds to replenish reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. During the six months ended September 30, 2001, the Partnership advanced approximately $150,000 to three Local Limited Partnerships for various property issues.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2001 resulted in a net loss of $251,170, as compared to a net loss of $242,762 for the same period in 2000. The increase in net loss for the current three month period is primarily due to an increase in general and administrative expenses, partially offset by a decrease in equity in losses of Local Limited Partnerships. General and administrative expenses increased due to costs associated with various property issues. Equity in losses of local limited partnerships decreased due to an increase in unrecognized losses for properties with carrying values of zero.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2001 resulted in a net loss of $497,422, as compared to a net loss of $531,927 for the same period in 2000. The decrease in net loss for the six months ended September 30, 2001 is primarily due to a decrease in equity in losses of Local Limited Partnerships due to an increase in unrecognized losses for properties with carrying values of zero. This is partially offset by an increase in the provision for valuation of investments in Local Limited Partnerships and general and administrative expenses due to an increase in expenses for various property issues. In addition, there was a decrease in revenue attributable to fewer distributions from Local Limited Partnerships with carrying values of zero.

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

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, continue to operate below break-even. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, subsequent to receiving MHFA approval of the transaction, the Partnership redeemed its interest in Bittersweet during the third quarter of 2001. As a result, the Partnership no longer has an interest in this property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

provisions to minimize the risk of recapture. Pursuant to this agreement, the Partnership transferred 49.5% of its interest in the capital and profits of the local limited partnership to the Local General Partner during May 2000 and May 2001. As a result, the Partnership currently has a 1% interest in the Local Limited Partnership. The Managing General Partner has the right to transfer the Partnership's remaining interest in the Local Limited Partnership to the Local General Partner. The Property no longer generates tax credits. The Managing General Partner will continue to monitor the operations of the Property.

Occupancy at Elmore Hotel, located in Great Falls, Montana, has fluctuated over the past several quarters due to the construction of a new tax credit property in the area. The new property has larger units, a full amenities package and similar rental rates. As a result, rent levels at Elmore Hotel have eroded while expenses continue to increase. The Managing General Partner is hopeful that rent and occupancy levels will stabilize in the near future. The Property's tax credits expired in 1997 and a Housing Assistance Payment contract that benefits the Property is scheduled to expire in 2002, pending extensions. The Managing General Partner recently began discussions with the Local General Partner regarding the disposition of the Partnership's interest in the Property.

Although Coranado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of tax credits during 1997 and a Housing Assistance Payment contract is scheduled to expire in 2002, pending extensions.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 14, 2001                 BOSTON FINANCIAL QUALIFIED HOUSING
                                           LIMITED PARTNERSHIP

                                      By:  29 Franklin Street, Inc.,
                                           its Managing General Partner


                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Principal, Head of Housing and
                                           Community Investment