Form 10QSB
period 2001-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2002-02-13
CIK 810663

February 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:      Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for Quarter Ended December 31, 2001 File No. 0-16796


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

For the quarterly period ended       December 31, 2001
                              --------------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------   --------------------------------

                         Commission file number 0-16796
                                                ------------
             Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Delaware                                           04-2947737
--------------------------------------     ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts             02110-1106
-----------------------------------------------       -------------------------
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      617) 439-3911
                                                  -----------------------------

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2001                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2001 and 2000                                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2001                            3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2001 and 2000                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                    $      59,637
Marketable securities, at fair value                                                               327,477
Investments in Local Limited Partnerships, net  (Note 1)                                           555,972
Other assets                                                                                         4,014
                                                                                             -------------
     Total Assets                                                                            $     947,100
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $     173,157
Accrued expenses                                                                                    24,333
                                                                                             -------------
     Total Liabilities                                                                             197,490
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                             742,775
Net unrealized gains on marketable securities                                                        6,835
                                                                                             --------------
     Total Partners' Equity                                                                        749,610
                                                                                             --------------
     Total Liabilities and Partners' Equity                                                  $     947,100
                                                                                             ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                              December 31,     December 31,         December 31,      December 31,
                                                  2001             2000                 2001              2000
                                            --------------    -------------         -------------    --------------

Revenues:
   Investment                               $        4,782    $      14,710         $       20,341   $       44,945
   Other                                            21,039            1,188                 56,030          113,468
                                            --------------    -------------         --------------   --------------
       Total Revenue                                25,821           15,898                 76,371          158,413
                                            --------------    -------------         --------------   --------------

Expenses:
   General and administrative
     (includes reimbursements to
     affiliates in the amounts of
     $173,157 and $228,423 in
     2001 and 2000 respectively)                   121,675          245,544                412,883          434,135
   Provision for valuation of investments
     in Local Limited Partnerships                       -           10,000                149,845           90,000
   Amortization                                      4,915            5,463                 16,381           16,384
                                            --------------    -------------         --------------   --------------
       Total Expenses                              126,590          261,007                579,109          540,519
                                            --------------    -------------         --------------   --------------

Loss before equity in income (losses)
   of Local Limited Partnerships                  (100,769)        (245,109)              (502,738)        (382,106)

Equity in income (losses) of
   Local Limited Partnerships                     (115,780)         316,543               (211,233)         (78,387)
                                            --------------    -------------         --------------   --------------

Net Income (Loss)                           $     (216,549)   $      71,434         $     (713,971)  $     (460,493)
                                            ==============    =============         ==============   ==============

Net Income (Loss) allocated:
   To General Partners                      $       (2,166)   $         714         $       (7,140)  $       (4,605)
   To Limited Partners                            (214,383)          70,720               (706,831)        (455,888)
                                            --------------    -------------         --------------   --------------
                                            $     (216,549)   $      71,434         $     (713,971)  $     (460,493)
                                            ==============    =============         ==============   ==============
Net Income (Loss) per Limited
   Partnership Unit (50,000 Units)          $        (4.29)   $        1.41         $       (14.14)  $        (9.12)
                                            ==============    =============         ==============   ==============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                        Initial       Investor             Net
                                       General          Limited        Limited         Unrealized
                                       Partners        Partners       Partners            Gains           Total
                                      -----------    -----------     -----------     ------------    --------------

Balance at March 31, 2001             $  (419,928)   $     4,648     $ 1,872,026    $       2,378    $    1,459,124
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -            4,457             4,457
   Net Loss                                (7,140)             -        (706,831)               -          (713,971)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Income (Loss)                (7,140)             -        (706,831)           4,457          (709,514)
                                      -----------    -----------     -----------    -------------    --------------

Balance at December 31, 2001          $  (427,068)   $     4,648     $ 1,165,195    $       6,835    $      749,610
                                      ===========    ===========     ===========    =============    ===============


                 The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                              2001                 2000
                                                                         -------------         -------------

Net cash used for operating activities                                   $   (355,416)         $    (386,667)

Net cash (used for) provided by investing activities                         (203,727)               354,539
                                                                         ------------          -------------

Net decrease in cash and cash equivalents                                    (559,143)               (32,128)

Cash and cash equivalents, beginning                                          618,780                331,824
                                                                         ------------          -------------

Cash and cash equivalents, ending                                        $     59,637          $     299,696
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in twenty-eight Local Limited Partnerships which own and operate multi-family housing complexes, all of which are government-assisted. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  34,444,740

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $37,782,162)                                                           (33,319,061)

Cumulative cash distributions received from Local Limited Partnerships                            (2,041,266)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (915,587)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   4,282,273

   Accumulated amortization of acquisition fees and expenses                                      (1,104,213)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,262,473

Reserve for valuation of investments in Local Limited Partnerships                                (1,706,501)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     555,972
                                                                                               =============


The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of certain investments.

For the nine months ended December 31, 2001, the Partnership advanced $168,708 to certain Local Limited Partnerships to fund operating shortfalls, $149,845 of which was reserved.

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2001, is $2,944,841. For the nine months ended December 31, 2001, the Partnership has not recognized $2,735,629 of equity in losses relating to twenty-one Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. In addition, the Partnership recognized $2,021 of previously unrecognized losses during the nine months ended December 31, 2001.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership has cash and cash equivalents of $59,637, as compared with $618,780 at March 31, 2001. The decrease is primarily attributable to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operations. The decrease in cash and cash equivalents is also attributable to advances to Local Limited Partnerships in excess of cash distributions received from Local Limited Partnerships.

At December 31, 2001, approximately $213,000 of cash, cash equivalents and marketable securities has been designated as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate. To date, the Partnership has used approximately $300,000 of operating funds to replenish reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2001, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. During the nine months ended December 31, 2001, the Partnership advanced approximately $169,000 to three Local Limited Partnerships for various property issues.

No cash distributions were made during the nine months ended December 31, 2001.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2001 resulted in a net loss of $216,549, as compared to net income of $71,434 for the same period in 2001. The increase in net loss for the current three month period is primarily due to an increase in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships increased due to an increase in operating expenses at the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2001 resulted in a net loss of $713,971, as compared to a net loss of $460,493 for the same period in 2001. The increase in net loss for the nine months ended December 31, 2001 is primarily due to a increase in equity in losses of Local Limited Partnerships due to an increase in operating expenses at certain Local Limited Partnerships. In addition, there was a decrease in revenue attributable to fewer distributions from Local Limited Partnerships with carrying values of zero and an increase in the provision for valuation of investments in Local Limited Partnerships.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in 28 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few properties generate cash flow deficits that the Local General Partners of those properties fund through project expense loans, subordinated loans or operating escrows. However, some properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the date on which the Managing General Partner has the right to transfer the Local Limited Partnership remaining interest did not occur until September 1, 2001. The Property no longer generates tax credits. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

The Local General Partner of Chestnut Lane, located in Newman, Georgia, Country Estates, located in Glenville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbottom, Georgia, and Willopeg Village, located in Rincon, Georgia, expressed to the Managing General Partner concerns over the long-term financial health of the properties. In response to these concerns and to reduce possible future risk, the Managing General Partner reached agreement with the Local General Partner on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these Local Limited Partnerships. The tax credit compliance periods for the properties expire during 2004.

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

The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD") to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership. Although the Property will continue to generate a minimal amount of tax credits through 2005, substantially all of its tax credits were generated prior to 2001.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. The Managing General Partner, working with the Local General Partner, has identified a replacement partner to assume General and Limited Partner interests, and has received preliminary HUD approval for the transaction. The potential replacement Local General Partner is in the process of completing its due diligence. In the meantime, the Managing General Partner will continue to work closely with the Local General Partners to monitor the Property.

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

Occupancy at Elmore Hotel, located in Great Falls, Montana, has recently stabilized after having fluctuated during fall 1999 and winter 2000 due to the opening of a new tax credit Property in the area. However, because the new Property offers larger units and a full amenities package, Elmore Hotel needed to reduce rents to improve occupancy. The Property's tax credits expired in 1997 and a Housing Assistance Payment contract that benefits the Property is scheduled to expire in 2002, pending extensions. The Managing General Partner has begun discussions with the Local General Partner regarding the disposition of the Partnership's interest in the Property.

Although Coranado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of tax credits during 1997 and a Housing Assistance Payment contract is scheduled to expire in 2002, pending extensions. The Managing General Partner has begun evaluating disposition strategies with respect to its interest in the Property.

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

Heritage View, located in New Sweden, Maine, has struggled to maintain occupancy over the past several quarters. Despite an aggressive advertising campaign, leasing available units has been difficult due to local economic conditions. Although the Property will continue to generate a minimal amount of tax credits through 2003, substantially all of its tax credits were generated prior to 2000. The Managing General Partner will continue to closely monitor the operations of the Property.

Occupancy at Lakeview Heights has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's tax credits expired in 1997 and a Housing Assistance Payment ("HAP") contract that benefits the Property is scheduled to expire in 2002, pending extensions. If the HAP contract cannot be extended, it is likely that Property operations will continue to decline. The Managing General Partner will begin to identify possible disposition strategies with respect to its interest in the Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002                BOSTON FINANCIAL QUALIFIED HOUSING
                                         LIMITED PARTNERSHIP

                                         By:  29 Franklin Street, Inc.,
                                              its Managing General Partner


                                              /s/Jenny Netzer
                                              ---------------------------------
                                              Jenny Netzer
                                              Principal, Head of Housing and
                                              Community Investment