Form 10KSB
period 2002-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2002-06-28
CIK 810663

June 28, 2002



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Form 10-KSB Annual Report for the Year Ended March 31, 2002 File Number 0-16796


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

For the fiscal year ended                  March 31, 2002
                         ------------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ----------------------------


                         Commission file number 0-16796

             Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        04-2947737
------------------------------------          ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  ncorporation or organization)

   101 Arch Street, Boston, Massachusetts           02110-1106
---------------------------------------------    ----------------------------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (617) 439-3911
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                  Title of each class                 which registered
                  -------------------             -----------------------------
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

                        $50,000,000 as of March 31, 2002
                        --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                     Part of Report on
                                                     Form 10-KSB into
                                                     Which the Document
Documents incorporated by reference                  is Incorporated
-----------------------------------                  ---------------------------

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

     "Estimated Use of Proceeds"                     Part III, Item 13

     "Management Compensation and Fees"              Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                Part III, Item 13

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS



PART 1                                                                Page No.

       Item 1     Business                                               K-3
       Item 2     Properties                                             K-5
       Item 3     Legal Proceedings                                      K-13
       Item 4     Submission of Matters to a
                  Vote of Security Holders                               K-13

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                    K-13
       Item 6     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    K-14
       Item 7     Financial Statements and Supplementary Data            K-19
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 K-19

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                      K-19
       Item 10    Management Remuneration                                K-20
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                  K-20
       Item 12    Certain Relationships and Related
                  Transactions                                           K-20
       Item 13    Exhibits and Reports on Form 8-K                       K-22


SIGNATURES                                                               K-23
----------

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA

                 Properties owned by                                  Date
                    Local Limited                                   Interest
                    Partnerships *                Location          Acquired
           ------------------------------------------------------- -------------

              Barrington Manor               Fargo, ND              12/31/87
              Bingham                        Bingham, ME            12/30/87
              Birmingham Village             Randolph, ME           12/30/87
              Bittersweet (1)                Randolph, MA           10/27/87
              Boulevard Commons              Chicago, IL            07/14/88
              Brentwood Manor II             Nashua, NH             01/20/89
              Cass House/Roxbury Hills       Boston, MA             06/08/88
              Chestnut Lane                  Newnan, GA             08/01/88
              Coronado Courts                Douglas, AZ            12/18/87
              Country Estates                Glennville, GA         03/01/88
              600 Dakota (1)                 Wahpeton, ND           10/01/88
              Delmar (1)                     Gillette, WY           10/01/88
              Duluth (1)                     Sioux Falls, SD        10/01/88
              Elmore Hotel                   Great Falls, MT        12/22/87
              Graver Inn (1)                 Fargo, ND              12/31/87
              Hazel-Winthrop                 Chicago, IL            12/30/87
              Hughes                         Mandan, ND             12/31/87
              Lakeview Heights               Clearfield, UT         12/30/87
              Logan Plaza                    New York, NY           05/10/88
              New Medford Hotel              Medford, OR            12/22/87
              Heritage View                  New Sweden, ME         12/30/87
              Park Terrace                   Dundalk, MD            01/20/89
              Pebble Creek                   Arlington, TX          06/20/88
              Hillcrest III                  Perryville, MO         03/31/89
              Pine Village                   Pine Mountain, GA      03/01/88
              Rolling Green                  Edmond, OK             09/30/87
              Sierra Pointe (1)              Las Vegas, NV          09/01/87
              Sierra Vista                   Aurora, CO             09/30/87
              Talbot Village                 Talbotton, GA          03/01/88
              Terrace (1)                    Oklahoma City, OK      11/20/87
              Trenton                        Salt Lake City, UT     12/30/87
              Verdean Gardens                New Bedford, MA        05/31/88
              Willowpeg Village              Rincon, GA             03/01/88
              Windsor Court                  Aurora, CO             12/30/87


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

With the exception of Hughes, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Rolling Green, Sierra Vista and Windsor Court Limited Partnerships, representing 19.89%, have Phillip Abrams Ventures, Inc. and PDW, Inc. as Local General Partners; (ii) New Medford Hotel and Elmore Hotel, representing 7.99%, have WHP Holdings, Inc. as the Local General Partner; (iii) Trenton and Lakeview Heights Limited Partnerships, representing 2.75%, have PSC Real Estate, Inc. and J. Michael Queenan & Associates, Inc. (which is a corporation controlled by J. Michael Queenan) as Local General Partners; (iv) Bingham, Birmingham and Heritage View Limited Partnerships, representing 2.39%, have Charles B. Mattson and Todd Mattson as Local General Partners; (v) Cass House and Verdean Gardens Limited Partnerships, representing 15.23%, have Cruz Development Corporation as the Local General Partner; and (vi) Willowpeg Village, Pine Village, Country Estates, Talbot Village and Chestnut Lane Limited Partnerships, representing 3.35%, have Norsouth Corporation as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-seven Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Logan Plaza where the Partnership's ownership interest is 98% and Barrington Manor, where the Partnership's ownership interest is 49.5%.

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


                                                          Capital Contributions
      Local Limited Partnership                           Total          Paid            Mtge. Loans                   Occupancy at
            Property Name              Number of    Committed at         Through          Payable at         Type of      March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001    Subsidy *       2002
------------------------------------ ------------------------------------------------ ----------------------------------------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                                18        $     175,200      $    175,200        $    588,429       Section 8     100%

Bingham Family Housing
   Associates (A Limited
   Partnership)
Bingham
Bingham, ME                              24              240,900           240,900           1,149,844         FmHA        100%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                             24              236,520           236,520           1,144,690         FmHA        100%

MB Bittersweet Associates Limited (1)
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                             212            4,527,850         4,527,850          10,447,050       Section 8      92%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                               22              300,000           300,000             674,728       Section 8     100%




                                                          Capital Contributions
      Local Limited Partnership                         Total             Paid            Mtge. Loans                   Occupancy at
            Property Name              Number of    Committed at         Through          Payable at          Type of    March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001     Subsidy *    2002
------------------------------------ ------------------------------------------------ ---------------------------------------------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                              111            2,141,090         2,141,090          13,557,114         None      95%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership)
Chestnut Lane
Newnan, GA                               50              282,510           282,510           1,455,342         None     100%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                             145            1,800,000         1,800,000           3,568,337       Section 8  100%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                           24              121,910           121,910             588,595         FmHA     100%

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY



                                                         Capital Contributions
      Local Limited Partnership                         Total             Paid            Mtge. Loans                   Occupancy at
            Property Name              Number of    Committed at         Through          Payable at          Type of     March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001      Subsidy *    2002
------------------------------------ ------------------------------------------------ ---------------------   ----------   -------


Duluth Limited Partnership (1)
Duluth
Sioux Falls, SD

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                          60            1,022,000         1,022,000           2,957,441       Section 8     80%

Graves Inn (1)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                              30              350,400           350,400           2,083,184       Section 8    100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                             101            2,048,750         2,048,750           3,494,084         None       100%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                               47              379,453           379,453           1,210,000       Section 8     96%




                                                         Capital Contributions
      Local Limited Partnership                         Total             Paid            Mtge. Loans                  Occupancy at
            Property Name              Number of    Committed at         Through          Payable at          Type of    March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001      Subsidy *   2002
------------------------------------ ------------------------------------------------ ---------------------  ----------- ----------


Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                           83              584,000           584,000           2,658,168       Section 8     96%

Logan Plaza Associates
Logan Plaza
New York NY                             130            2,240,000         2,240,000          10,057,047         None        97%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                              76            1,365,100         1,365,100           3,026,176       Section 8    100%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                           24              237,250           237,250           1,146,427        FmHA         63%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                           352            2,512,941         2,512,941           7,955,434       Section 8     99%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                           24              128,115           128,115             586,034         FmHA       100%

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA                        36              188,340           188,340             927,933         FmHA       100%


                                                        Capital Contributions
      Local Limited Partnership                         Total             Paid            Mtge. Loans                  Occupancy at
            Property Name              Number of    Committed at         Through          Payable at         Type of    March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001     Subsidy     2002
------------------------------------ ------------------------------------------------ ---------------------------------------------


Rolling Green Housing Associates,
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK                              166            1,855,650         1,855,650           4,630,603       Section 8     97%

Sierra Vista Housing Associates, (1)
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV

Sundance Housing Associates,
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO                              160            2,271,751         2,271,751           6,095,527       Section 8    100%

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                            24              121,180           121,180             594,406         FmHA       100%

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                       37              237,250           237,250             840,865       Section 8     68%




                                                         Capital Contributions
      Local Limited Partnership                         Total             Paid            Mtge. Loans                Occupancy at
            Property Name              Number of    Committed at         Through          Payable at        Type of    March 31,
          Property Location           Apts. Units  March 31, 2002    March 31, 2002    December 31, 2001    Subsidy      2002
------------------------------------ ------------- ------------------------------------------------------------------------------


Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                         110           2,409,000           2,409,000         7,195,633         None         90%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                               57              288,400            288,400         1,459,314         FmHA        100%

Windsor Court Housing Associates,
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO                              143            1,815,500         1,815,500          4,571,915       Section 8      97%
                                     ------          -----------      ------------        -------------
                                      2,290        $  29,881,060     $  29,881,060      $  94,664,320
                                     ======          ===========      =============       =============


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

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this Item, as it pertains to the Partnership, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, continue to operate below break-even. These Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass and Verdean) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass and Verdean to find a solution to the problems that will result from the withdrawn subsidies. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA.

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

As of April 4, 2002, there were 3,245 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2002 and 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

At March 31, 2002, the Partnership has cash and cash equivalents of $159,144, as compared with $618,780 at March 31, 2001. The decrease is primarily attributable to advances to Local Limited Partnerships and cash used for operations.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $377,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $780,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Partnership has advanced approximately $1,680,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $488,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2002. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Partnership's results of operations for the year ended March 31, 2002 resulted in a net loss of $796,629, as compared to a net loss of $707,943 for the same period in 2001. The increase in net loss is primarily due to an increase in the provision for valuation of advances to Local Limited Partnerships and a decrease in revenue. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to certain Local Limited Partnerships. The decrease in revenue is primarily attributable to fewer distributions from Local Limited Partnership with carrying values of zero. This is partially offset by a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Low-income housing tax credits

The 2001 and 2000 Low-Income Housing Tax Credits per Unit for individuals were $1.18 and $9.37, respectively. The 2000 Low-Income Housing Tax Credits per Unit for corporations was $10.22. The Tax Credits per Limited Partnership Unit stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have decreased significantly as several Properties have reached the end of the ten-year credit period. However, because the Tax Credit compliance periods generally extend five years beyond the Tax Credits, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following property discussions focus only on such Properties.

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

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest after September 1, 2001. The Property no longer generates tax credits. The Managing General Partner will continue to closely monitor the operations of Barrington Manor.

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

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. Further, as previously reported, the Managing General Partner had been working with the Local General Partner to identify a replacement partner to assume General and Limited Partner interests in the property. On March 26th the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, entered into an agreement to transfer 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The agreement includes provisions to minimize the risk of recapture. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of Partnership interests, the Property's name was changed to Manhattan Park.

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, have had operating difficulties. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have defaulted on their mortgage obligations. With regard to Bittersweet, subsequent to receiving MHFA approval of the transaction, the Partnership redeemed its interest in Bittersweet during the third quarter of 2001. As a result, the Partnership no longer has an interest in this property.

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

Occupancy at Elmore Hotel, located in Great Falls, Montana, has recently stabilized after having fluctuated due to the opening of a new tax credit property in the area during Fall 1999/Winter 2000. However, because the new property offers larger units and a full amenities package, Elmore Hotel needed to reduce rents to improve occupancy. The Property's tax credits expired in 1997 and a Housing Assistance Payment contract that benefits the Property is scheduled to expire in 2002, pending extensions. The Managing General Partner has begun discussions with the Local General Partner regarding the disposition of the Partnership's interest in the Property.

Although Coranado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of tax credits during 1997 and a Housing Assistance Payment contract is scheduled to expire in 2002, pending extensions. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced, which will allow the Property to operate above break-even. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership has the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow.

Operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructured the note. As part of the restructuring, Partnership reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership reserves have periodically funded the Property's operating deficits. Recently, while exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site has caused environmental contamination to the Property. The Property has incurred additional expenses to research the environmental contamination. The Managing General Partner believes the Partnership has recourse against the entity that caused the contamination. Due to the Property's operations, the contamination, and its future liquidity, the value of the Partnership's limited partnership interest is diminished.

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

Occupancy at Lakeview Heights has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's tax credits expired in 1997 and a Housing Assistance Payment ("HAP") contract that benefits the Property is scheduled to expire in 2002, pending extensions. If the HAP contract cannot be extended, it is likely that Property operations will continue to decline. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

Logan Plaza, located in West Harlem, New York, is in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's compliance period ends in 2003 and the Managing General Partner will begin to identify possible disposition strategies with respect to its interest in the Property.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2002 and 2001.

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

Certain of the Properties listed in this Report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

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

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts
Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell
University (J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2002 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2002 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2002.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and administrative expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2002 are as follows:

                                               2002              2001
                                            -----------        ----------

       Salaries and benefits expense
         reimbursements                     $  223,492        $  325,093

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership, Franklin, Inc. and Franklin Limited Partnership, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2002.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2002 is presented in Note 5 to the Financial Statements.

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

(b)      Reports on Form 8-K:
     No Reports on Form 8-K were filed during the year ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   29 Franklin Street, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                         Date:    June 28, 2002
           --------------------------------                 -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                         Date:    June 28, 2002
           ------------------------------                  -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                 Date:   June 28, 2002
           -----------------------------                   -------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Limited Partnership


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $537,224 at March 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(210,783) and $(309,565) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002

                                      INDEX


                                                                        Page No.

Report of Independent Accountants
     For the years ended March 31, 2002 and 2001                          F-2

Financial Statements

     Balance Sheet - March 31, 2002                                       F-3

     Statements of Operations - For the years ended
       March 31, 2002 and 2001                                            F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2002 and 2001                        F-5

     Statements of Cash Flows - For the years ended
       March 31, 2002 and 2001                                            F-6

     Notes to the Financial Statements                                    F-7

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2002



Assets

Cash and cash equivalents                                                                    $     159,144
Marketable securities, at fair value (Note 3)                                                      217,771
Investments in Local Limited Partnerships, net (Note 4)                                            537,224
Other assets                                                                                           799
                                                                                             -------------
     Total Assets                                                                            $     914,938
                                                                                             =============
Liabilities and Partners' Equity

Accounts payable to affiliate (Note 5)                                                       $     223,492
Accrued expenses                                                                                    28,013
                                                                                             -------------
     Total Liabilities                                                                             251,505
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                             660,117
Net unrealized gains on marketable securities                                                        3,316
                                                                                             -------------
     Total Partners' Equity                                                                        663,433
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $     914,938
                                                                                             =============

                     The accompanying notes are an integral
                       part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001


                                                                                  2002                 2001
Revenue:
   Investment                                                              $      25,099       $      56,236
   Other                                                                         129,164             212,860
                                                                           -------------       -------------
       Total Revenue                                                             154,263             269,096
                                                                           -------------       -------------
Expenses:
   General and administrative (includes
     reimbursements to affiliate of $223,492 and
     $325,093, in 2002 and 2001, respectively) (Note 5)                          543,401             555,630
   Amortization                                                                   16,716              21,844
   Provision for valuation of advances to Local Limited
     Partnerships                                                                179,992              90,000
                                                                           -------------       -------------
       Total Expenses                                                            740,109             667,474
                                                                           -------------       -------------
Loss before equity in losses of
   Local Limited Partnerships                                                   (585,846)           (398,378)

Equity in losses of Local Limited Partnerships (Note 4)                         (210,783)           (309,565)
                                                                           -------------       -------------

Net Loss                                                                   $    (796,629)      $    (707,943)
                                                                           =============       =============
Net Loss allocated:
   General Partners                                                        $      (7,966)      $      (7,079)
   Limited Partners                                                             (788,663)           (700,864)
                                                                           -------------       -------------
                                                                           $    (796,629)      $    (707,943)
Net Loss per Limited Partner Unit                                          =============       =============

   (50,000 Units)                                                          $      (15.77)      $      (14.02)
                                                                           =============       =============

                     The accompanying notes are an integral
                       part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                        (DEFICIENCY) For the Years Ended
                             March 31, 2002 and 2001

                                                                                           Net
                                                         Initial       Investor        Unrealized
                                          General        Limited        Limited           Gains
                                         Partners      Partners        Partners         (Losses)          Total

Balance at March 31, 2000               $  (412,849)   $   4,648     $   2,572,890    $   (11,516)   $    2,153,173
                                        ------------   ----------    --------------   ------------   ---------------
Comprehensive Income (Loss):
   Change in net unrealized
     losses on marketable
     securities available for sale                -            -                 -         13,894            13,894
   Net Loss                                  (7,079)           -          (700,864)             -          (707,943)
                                        ------------   ----------    --------------   ------------   ---------------
Comprehensive Income (Loss)                  (7,079)           -          (700,864)        13,894          (694,049)
                                        ------------   ----------    --------------   ------------   ---------------

Balance at March 31, 2001                  (419,928)       4,648         1,872,026          2,378         1,459,124
                                        ------------   ----------    --------------   ------------   ---------------
Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -            938               938
   Net Loss                                  (7,966)           -          (788,663)             -          (796,629)
                                        ------------   ----------    --------------   ------------   ---------------
Comprehensive Income (Loss)                  (7,966)           -          (788,663)           938          (795,691)
                                        ------------   ----------    --------------   ------------   ---------------

Balance at March 31, 2002               $  (427,894)   $   4,648     $   1,083,363    $     3,316    $      663,433
                                        ============   ==========    ==============   ============   ===============



                     The accompanying notes are an integral
                       part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001

                                                                                   2002              2001
Cash flows from operating
activities:
   Net Loss                                                                  $    (796,629)    $    (707,943)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                210,783           309,565
     Provision for valuation of advances to Local
       Limited Partnerships                                                        179,992            90,000
     Amortization                                                                   16,716            21,844
     Gain on sales of marketable securities                                         (1,143)           (2,279)
     Cash distributions included in net loss                                      (113,645)         (197,289)
     Other non-cash items                                                                -            19,998
Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Other assets                                                                  3,974             5,747
       Accounts payable to affiliates                                               84,873            67,619
       Accrued expenses                                                             (8,341)            5,662
                                                                             --------------    --------------
Net cash used for operating activities                                            (423,420)         (387,076)
                                                                             --------------    --------------
Cash flows from investing activities:
   Advances to Local Limited Partnerships                                         (179,992)          (90,000)
   Cash distributions received from Local
     Limited Partnerships                                                          116,645           203,289
   Purchases of marketable securities                                             (100,277)         (300,154)
   Proceeds from sales and maturities
     of marketable securities                                                      127,408           860,897
                                                                             --------------    --------------
Net cash provided by (used for) investing activities                               (36,216)          674,032
                                                                             --------------    --------------

Net increase (decrease) in cash and cash equivalents                              (459,636)          286,956
Cash and cash equivalents, beginning                                               618,780           331,824
                                                                             --------------    --------------
Cash and cash equivalents, ending                                            $     159,144     $     618,780
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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2002, the Managing General Partner has designated approximately $377,000 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments.

2.   Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of ninety days or less and approximate fair value.

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

Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Partnership's operations. The Partnership has no obligation to fund liabilities of the Local Limited

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, the losses will be suspended to be used against future income and distributions received will be included in income.

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

The Partnership provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                       Gross
                                                                    Unrealized                  Fair
                                               Cost                   Gains                     Value
Debt securities issued by the
   US Treasury and
   other US government
   corporations and agencies              $     200,767           $        2,921          $      203,688

Mortgage backed securities                       13,688                      395                  14,083
                                          --------------          ---------------         ---------------
Marketable securities
   at March 31, 2002                      $     214,455           $        3,316          $      217,771
                                          ==============          ===============         ===============

The contractual maturities at March 31, 2002 are as follows:
                                                                                               Fair
                                                                       Cost                    Value

Due in less than one year                                         $      200,767          $      203,688
Mortgage backed securities                                                13,688                  14,083
                                                                  ---------------         ---------------
                                                                  $      214,455          $      217,771
                                                                  ===============         ===============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales of securities were approximately $101,000 and $461,000 during the fiscal years ended March 31, 2002 and 2001 respectively. Proceeds from the maturities of marketable securities were approximately $26,000 and $400,000 during the fiscal years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $1,143 and $2,689 and gross losses of $0 and $410 that were realized on these sales during the years ended March 31, 2002 and 2001, respectively.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  31,440,017

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $38,845,917)                                                           (30,190,992)

Cumulative cash distributions received from Local Limited Partnerships                            (2,022,087)
                                                                                               --------------

Investments in Local Limited Partnerships before adjustment                                         (773,062)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   3,888,342

   Cumulative amortization of acquisition fees and expenses                                         (989,110)
                                                                                               --------------

Investments in Local Limited Partnerships before reserve for valuation                             2,126,170

Reserve for valuation of investments in Local Limited Partnerships                                (1,588,946)
                                                                                               --------------

Investments in Local Limited Partnerships                                                      $     537,224
                                                                                               ==============

For the year ended March 31, 2002, the Partnership advanced $179,992 to three Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of a non-temporary decline in the recoverable amount of two of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

4.       Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2001 and 2000 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2001                  2000
Assets:
   Investment property, net                                                  $     69,000,966      $    78,812,066
   Other assets                                                                     9,330,919           10,355,372
                                                                             -----------------     ----------------
     Total Assets                                                            $     78,331,885      $    89,167,438
                                                                             -----------------     ----------------

Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     94,664,320      $    97,268,585
   Other debt                                                                      26,636,614           33,900,789
                                                                             -----------------     ----------------
     Total Liabilities                                                            121,300,934          131,169,374
                                                                             -----------------     ----------------

Partners' Deficit:
   Partnership's Deficit                                                          (41,302,290)         (40,603,136)
   Other partners' Deficit                                                         (1,666,759)          (1,398,800)
                                                                             -----------------     ----------------
     Total Partners' Deficit                                                      (42,969,049)         (42,001,936)
                                                                             -----------------     ----------------
       Total Liabilities and Partners' Deficit                               $     78,331,885      $    89,167,438
                                                                             =================     ================
Summarized Income Statements - for
the years ended December 31,
                                                                                   2001                  2000

Rental and other revenue                                                     $     17,930,781      $    19,468,980
                                                                             -----------------     ----------------
Expenses:
   Operating                                                                       11,479,392           10,991,400
   Interest                                                                         7,888,248            9,156,684
   Depreciation and amortization                                                    3,714,585            4,177,038
                                                                             -----------------     ----------------
     Total Expenses                                                                23,082,225           24,325,122
                                                                             -----------------     ----------------
Net Loss                                                                     $     (5,151,444)     $    (4,856,142)
                                                                             =================     ================
Partnership's share of Net Loss (Includes adjustment from prior years)       $     (4,981,002)     $    (4,910,149)
                                                                             =================     ================
Other partners' share of Net Loss                                            $        (51,666)     $      (106,079)
                                                                             =================     ================

For the years ended March 31, 2002 and 2001, the Partnership has not recognized $4,770,219 and $4,600,584, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Partnership's deficit as reflected by the Local Limited Partnerships of $(41,302,290) differs from the Partnership's investments in Local Limited Partnerships before adjustment of $(773,062) principally because: a) the Partnership has not recognized $38,845,917 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses and cumulative cash distributions exceeded their total investments b) the purchase price paid to the original Limited Partners by the Partnership has not been reflected in the balance sheets of certain Local Limited Partnerships and c) the Partnership has included advances of approximately $1,559,000 in investments in Local Limited Partnerships which are included in liabilities in the balance sheet of the Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $223,492 and $325,093, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At March 31, 2002, $223,492 is payable to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner may advance the Partnership amounts to cover operating deficits and, in return, a non-interest bearing note would be executed. This affiliate of the Managing General Partner has made a commitment to defer collection of past or future Asset Management Fees, reimburse of operating expenses and to defer collection of the note described above, to the extent necessary to cover operating deficits of the Partnership.

6.  Transfer of Interests in Local Limited Partnerships

During the year ended March 31, 2001, the Partnership transferred its interest in Delmar Housing Associates, Duluth Limited Partnership and Terrace Housing Association, Ltd. The transfers had no financial statement impact because the carrying value of these investments was already at zero.

During the year ended March 31, 2002, the Partnership transferred its interest in MB Bitersweet Associates Limited Partnership and Siera Vista Housing Associates, Ltd. The transfers had no financial statements impact because the carrying value of these investments was already at zero.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                        2002            2001

Net Loss per financial statements                                                   $   (796,629)  $   (707,943)

Adjustment for equity in losses of Local Limited Partnerships for financial reporting (tax) purposes in excess of equity in losses for tax (financial reporting)
   purposes                                                                           (1,352,256)        66,656

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                   (4,770,219)    (4,600,584)

Adjustment to reflect March 31 fiscal year end  to
   December 31 taxable year end                                                           41,812       (100,624)

Provision for valuation of advances to Local Limited
   Partnerships for financial reporting purposes in excess of bad debt expense           109,992      1,074,445

Gain on write-off of investments in Local Limited Partnership
   recognized for tax purposes                                                         2,853,749         12,777

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                     (139,003)      (228,275)

Cash distributions included in income for financial reporting purposes                  (138,530)      (102,447)
                                                                                    -------------  -------------
Net Loss per tax return                                                             $ (4,191,084)  $ (4,585,995)
                                                                                    =============  =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2002 are as follows:

                                                          Financial               Tax
                                                          Reporting            Reporting
                                                          Purposes             Purposes         Differences

Investments in Local Limited Partnerships              $      537,224      $  (47,312,189)     $  47,849,413
                                                       ===============     ===============     ==============
Other assets                                           $      377,714      $    6,549,276      $  (6,171,562)
                                                       ===============     ===============     ==============
Liabilities                                            $      251,505      $      197,490      $      54,015
                                                       ===============     ===============     ==============


The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships, for tax reporting purposes is approximately $48,580,000 greater than for financial reporting purposes, including approximately $38,846,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax reporting purposes exceeds financial reporting purposes by approximately $918,000; (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and
(iv) the write-off of one Local Limited Partnership during the three month lag period.