Form 10QSB
period 2002-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2002-08-14
CIK 810663

August 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 0-16796


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

For the quarterly period ended        June 30, 2002
                              ------------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                  to


                         Commission file number 0-16796

             Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                        04-2947737
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



 101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------------     ---------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                      1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2002 and 2001                         2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2002      3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2002 and 2001                                4

         Notes to the Financial Statements (Unaudited)                  5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6

PART II - OTHER INFORMATION

Items 1-6                                                              11

SIGNATURE                                                              12

                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                 $       95,071
Marketable securities, at fair value                                                             211,694
Investments in Local Limited Partnerships, net (Note 1)                                          490,990
Other assets                                                                                       3,145
                                                                                          --------------
     Total Assets                                                                         $      800,900
                                                                                          ===============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                            $      344,751
Accrued expenses                                                                                  13,898
                                                                                          --------------
Total Liabilities                                                                                358,649
                                                                                          --------------

General, Initial and Investor Limited Partners' Equity                                           439,126
Net unrealized gains on marketable securities                                                      3,125
                                                                                          --------------
     Total Partners' Equity                                                                      442,251
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $      800,900
                                                                                          ===============


                         The accompanying notes are an
                  integral part of these financial statements.

                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                 2002              2001
                                                                           -------------       -------------

Revenue:
   Investment                                                              $       3,124       $       9,377
   Other                                                                          14,868              24,537
                                                                           -------------       -------------
     Total Revenue                                                                17,992              33,914
                                                                           -------------       -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate of $121,259 and $76,553 in 2002 and 2001, respectively)                   187,805             118,706
   Amortization                                                                    4,179               5,461
   Provision for valuation of advances to Local
    Limited Partnerships                                                           4,944             121,845
                                                                           -------------       -------------
     Total Expenses                                                              196,928             246,012
                                                                           -------------       -------------

Loss before equity in losses of Local
   Limited Partnerships                                                         (178,936)           (212,098)

Equity in losses of Local Limited Partnerships (Note 1)                          (42,055)            (34,154)
                                                                           -------------       -------------

Net Loss                                                                   $    (220,991)      $    (246,252)
                                                                           =============       =============

Net Loss allocated:
   General Partners                                                        $      (2,210)      $      (2,463)
   Limited Partners                                                             (218,781)           (243,789)
                                                                           -------------       -------------
                                                                           $    (220,991)      $    (246,252)
                                                                           =============       =============

Net Loss per Limited Partner Unit
   (50,000 Units)                                                          $      (4.38)       $       (4.88)
                                                                           ============        =============



                         The accompanying notes are an
                  integral part of these financial statements.

                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)

                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total
                                      -----------    -----------     -----------    -------------    --------------

Balance at March 31, 2002             $  (427,894)   $     4,648     $ 1,083,363    $       3,316    $      663,433
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -             (191)             (191)
   Net Loss                                (2,210)             -        (218,781)               -          (220,991)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Loss                         (2,210)             -        (218,781)            (191)         (221,182)
                                      -----------    -----------     -----------    -------------    --------------

Balance at June 30, 2002              $  (430,104)   $     4,648     $   864,582    $       3,125    $      442,251
                                      ===========    ===========     ===========    =============    ===============


                          The accompanying notes are an
                  integral part of these financial statements.

                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                              2002                 2001
                                                                         -------------         -------------

Net cash used for operating activities                                   $     (67,930)        $    (171,307)

Net cash provided by (used for) investing activities                             3,857              (186,668)
                                                                         -------------         -------------

Net decrease in cash and cash equivalents                                      (64,073)             (357,975)

Cash and cash equivalents, beginning                                           159,144               618,780
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $      95,071         $     260,805
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

                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  31,444,961

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $39,688,228)                                                           (30,230,201)

Cumulative cash distributions received from Local Limited Partnerships                            (2,024,933)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (810,173)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   3,888,342

   Cumulative amortization of acquisition fees and expenses                                         (993,289)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,084,880

Reserve for valuation of investments in Local Limited Partnerships                                (1,593,890)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     490,990
                                                                                               =============

For the three months ended June 30, 2002, the Partnership advanced $4,944 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2002, is $881,520. For the three months ended June 30, 2002, the Partnership has not recognized $917,225 of equity in losses relating to twenty-three Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. The Partnership also recognized $77,760 of previously unrecognized losses in the three months ended June 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership has cash and cash equivalents of $95,071, as compared with $159,144 at March 31, 2002. The decrease is primarily attributable to cash used for operations. The decrease in cash and cash equivalents is also attributable to advances to Local Limited Partnerships in excess of cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $307,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $820,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Partnership has advanced approximately $1,685,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $463,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2002.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2002 resulted in a net loss of $220,991, as compared to a net loss of $246,252 for the same period in 2001. The decrease in net loss is primarily due to a decrease in provision for valuation of advances to Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is due to a decrease in advances made to Local Limited Partnerships. This is partially offset by an increase in general and administrative expense. The increase in general and administrative expense is primarily due to charges from an affiliate of a General Partner for expenses necessary for the operation of the Partnership related to the year ended March 31, 2002 which are being expensed in the three months ended June 30, 2002.

Property Discussions

The Partnership's investment portfolio at June 30, 2002, consisted of limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of September 1, 2001. The Property no longer generates tax credits. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

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

As previously reported, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. Currently, the Managing General Partner continues to work with the United States Department of Housing and Urban Development ("HUD ") to obtain final approval to transfer the Partnership's remaining interest in the Local Limited Partnership. Although the Property will continue to generate a minimal amount of tax credits through 2005, substantially all of its tax credits were generated prior to 2001.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General and Limited Partner interests. On March 26th the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of partnership interests, the property's name was changed to Manhattan Park.

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, have had operating difficulties. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have been declared in default on their mortgage obligations. With regard to Bittersweet, subsequent to receiving MHFA approval of the transaction, the Partnership redeemed its interest in Bittersweet during the third quarter of 2001. As a result, the Partnership no longer has an interest in this property.

Due to persistent operating deficits and concern over the long-term financial viability of Sierra Pointe, located in Las Vegas, Nevada, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner. This plan includes provisions to minimize the risk of recapture. Pursuant to this agreement, the Partnership transferred 49.5% of its interest in the capital and profits of the Local Limited Partnership to the Local General Partner during May 2000 and May 2001. On July 12, 2002, the Partnership transferred its remaining 1% interest in the Local Limited Partnership and, therefore, no longer has an interest in the Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

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

Logan Plaza, located in West Harlem, New York, is in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's compliance period ends in 2003 and the Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP




PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 14, 2002                   BOSTON FINANCIAL QUALIFIED HOUSING
                                           LIMITED PARTNERSHIP

                                      By:  29 Franklin Street, Inc.,
                                           its Managing General Partner


                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Principal, Head of Housing and
                                           Community Investment