Form 10QSB
period 2002-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2002-11-14
CIK 810663

November 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


         Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-16796


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

For the quarterly period ended          September 30, 2002
                               ------------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from              to


                         Commission file number 0-16796

             Boston Financial Qualified Housing Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                     04-2947737
--------------------------------------   ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)



  101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------      --------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                         1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2002 and 2001                                            2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended September 30, 2002                                         3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended September 30, 2002 and 2001                                            4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 6

Item 3.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14

CERTIFICATIONS                                                                                 15


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                    $     358,838
Marketable securities, at fair value                                                               206,886
Investments in Local Limited Partnerships, net  (Note 1)                                           481,468
Other assets                                                                                           694
                                                                                             -------------
     Total Assets                                                                            $   1,047,886
                                                                                             ==============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                               $     439,151
Accrued expenses                                                                                    18,042
                                                                                             -------------
     Total Liabilities                                                                             457,193
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                             588,590
Net unrealized gains on marketable securities                                                        2,103
                                                                                             -------------
     Total Partners' Equity                                                                        590,693
                                                                                             -------------
Total Liabilities and Partners' Equity                                                       $   1,047,886
                                                                                             =============

                The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  2002             2001                 2002              2001
                                            ---------------   -------------         -------------    --------------

Revenues:
   Investment                               $         3,450   $       6,182         $       6,574    $       15,559
   Other                                              3,443          10,454                18,311            34,991
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                  6,893          16,636                24,885            50,550
                                            ---------------   -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     an affiliate of $215,659
     and $129,444 in 2002 and 2001,
     respectively)                                  138,114         172,502               325,919           291,208
   Provision for valuation of advances to
     Local Limited Partnership                        9,726          28,000                14,670           149,845
   Amortization                                       1,909           6,005                 6,088            11,466
                                            ---------------   -------------         -------------    ---------------
       Total Expenses                               149,749         206,507               346,677           452,519
                                            ---------------   -------------         -------------    --------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on liquidation of interest in Local
   Limited Partnership                             (142,856)       (189,871)             (321,792)         (401,969)


Equity in losses of Local Limited
   Partnerships (Note 1)                             (7,613)        (61,299)              (49,668)          (95,453)

Gain on liquidation of interest in Local
   Limited Partnership (Note 1)                     299,933               -               299,933                 -
                                            ---------------   -------------         -------------    --------------

Net Income (Loss)                           $       149,464   $    (251,170)        $     (71,527)   $     (497,422)
                                            ===============   =============         =============    ==============

Net Income (Loss) allocated:
   General Partners                         $        13,492   $      (2,511)        $      11,282    $       (4,974)
   Limited Partners                                 135,972        (248,659)              (82,809)         (492,448)
                                            ---------------   -------------         -------------    --------------
$  (251,170)                                $      (242,762)  $    (497,422)        $    (531,927)
===========                                 ===============   =============         =============    =
                                            $       149,464   $    (251,170)        $     (71,527)   $     (497,422)
                                            ===============   =============         =============    ==============
Basic income before gain on liquidation
   of interest per Limited Partner Unit
    (50,000 Units)                          $        (2.97)   $       (4.97)        $       (7.35)   $        (9.85)
                                            ==============    =============         =============    ==============

Equity in gain on liquidation of interest
   per Limited Partner Unit (50,000 Unit)   $          5.70   $           -         $        5.70    $            -
                                            ===============   =============         =============    ==============

Basic Net Income (Loss) per Limited
   Partner Unit (50,000 Units)              $          2.72   $       (4.97)        $       (1.66)   $        (9.85)
                                            ===============   =============         =============    ==============


                The accompanying notes are an integral part of
                          these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)


                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total
                                      -----------    -----------     -----------    -------------    --------------

Balance at March 31, 2002             $  (427,894)   $     4,648     $ 1,083,363    $       3,316    $      663,433
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -           (1,213)           (1,213)
   Net Loss                                  (715)             -         (70,812)               -           (71,527)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Loss                           (715)             -         (70,812)          (1,213)          (72,740)
                                      -----------    -----------     -----------    -------------    --------------

Balance at September 30, 2002         $  (428,609)   $     4,648     $ 1,012,551    $       2,103    $      590,693
                                      ===========    ===========     ===========    =============    ===============



                 The accompanying notes are an integral part of
                           these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                              2002                 2001
                                                                         -------------         -------------


Net cash used for operating activities                                   $     (98,200)        $    (284,401)

Net cash provided by (used for) investing activities                           297,894              (210,626)
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                           199,694              (495,027)

Cash and cash equivalents, beginning                                           159,144               618,780
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     358,838         $     123,753
                                                                         =============         =============



                 The accompanying notes are an integral part of
                           these financial statements

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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  29,599,037

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $40,493,368)                                                           (28,541,864)

Cumulative cash distributions received from Local Limited Partnerships                            (1,701,391)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (644,218)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   3,645,970

   Cumulative amortization of acquisition fees and expenses                                         (916,668)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             2,085,084

Reserve for valuation of investments in Local Limited Partnerships                                (1,603,616)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     481,468
                                                                                               =============

For the six months ended September 30, 2002, the Partnership advanced $14,670 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investment in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

One of the Local Limited Partnership properties, which had reached the end of its tax credit compliance period, was sold during the quarter ended September 30, 2002. As a result, the Partnership's interest was liquidated and net proceeds received resulted in a gain of $299,933.

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2002, is $2,190,444. For the six months ended September 30, 2002, the Partnership has not recognized $2,252,005 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. The Partnership also recognized $111,230 of previously unrecognized losses in the six months ended September 30, 2002.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership has cash and cash equivalents of $358,838, as compared to $159,144 at March 31, 2002. The increase is primarily attributable to cash received for the liquidation of the Partnership's interest in one of the Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $566,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $457,000 making Reserves available after claims approximately $109,000.

To date, professional fees relating to various Property issues totaling approximately $851,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Partnership has advanced approximately $1,694,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $763,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2002 resulted in a net income of $149,464, as compared to a net loss of $251,170 for the same period in 2001. The decrease in net loss is primarily due to a decrease in provision for valuation of advances to Local Limited Partnerships and an increase in gain on liquidation of interest in a Local Limited Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2002 resulted in a net loss of $71,527, as compared to a net loss of $497,422 for the same period in 2001. The decrease in net loss is primarily due to a decrease in provision for valuation of advances to Local Limited Partnerships and an increase in gain on transfer of interest in a Local Limited Partnership.

Property Discussions

The Partnership's investment portfolio at September 30, 2002, consisted of limited partnership interests in twenty-six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

With regard to Duluth, the Managing General Partner transferred the Partnership's remaining interest in the Local Limited Partnership effective January 1, 2001. With regard to Barrington Manor, due to subsequent transfers by the Local General Partner of its interests in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of September 1, 2001. The Property generated its final year of tax credits during 1998 and the compliance period ends in 2003. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

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

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of partnership interests, the Property's name was changed to Manhattan Park.

As previously reported, Bittersweet Apartments, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, have had operating difficulties. All of these Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass, Verdean and Bittersweet) structured workouts that included additional subsidy in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. (RSO) and is negotiating with MHFA and the General Partners of Cass, Verdean and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about 20 SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass and Verdean have been declared in default on their mortgage obligations. With regard to Bittersweet, subsequent to receiving MHFA approval of the transaction, the Partnership redeemed its interest during the third quarter of 2001. As a result, the Partnership no longer has an interest in this Property.

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

Operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership reserves have periodically funded the Property's operating deficits. Recently, while exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property has incurred additional expenses to research the environmental contamination. The Managing General Partner believes the Partnership has recourse against the entity that caused the contamination. Due to the Property's operations, the contamination, and its future liquidity, the value of the Partnership's limited partnership interest is diminished.

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

Occupancy at Lakeview Heights, located Clearfield, Utah, has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's tax credits expired in 1997 and a Housing Assistance Payment ("HAP") contract that benefits the Property is scheduled to expire in 2002, pending extensions. If the HAP contract cannot be extended, it is likely that Property operations will continue to decline. The Managing General Partner has begun to identify possible disposition strategies with respect to its interest in the Property.

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

The tax credit compliance period at Rolling Green, located in Edmund, Oklahoma, expired during 2001. Based upon the completion of the property's tax credit compliance period as well as the existing status of the property, the Local General Partner decided to sell the Property. During July 2002, the property was sold and the Partnership received net proceeds of approximately $320,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

The tax credit compliance period at Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the property's tax credit compliance period as well as the existing status of the property, the Local General Partner decided to list the Property for sale and has entered into a Purchase and Sale Agreement for Sierra Vista to a non-affiliated entity. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Purchase and Sale Agreement. If this potential transaction does not result in the sale of the Property, then the Local General Partner will seek another buyer for the Property.

The tax credit compliance period at Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the property's tax credit compliance period as well as the existing status of the Property, the Local General Partner decided to list the Property for sale and has entered into a Purchase and Sale Agreement for Windsor Court to a non-affiliated entity. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Purchase and Sale Agreement. If this potential transaction does not result in the sale of the property, then the Local General Partner will seek another buyer for the Property.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 14, 2002                BOSTON FINANCIAL QUALIFIED HOUSING
                                          LIMITED PARTNERSHIP

                                     By:  29 Franklin Street, Inc.,
                                          its Managing General Partner


                                          /s/Jenny Netzer
                                          Jenny Netzer
                                          Principal, Head of Housing and
                                          Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Qualified Housing Limited Partnership:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                     /s/Jenny Netzer
                                             ----------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Limited Partnership ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                           /s/Jenny Netzer
                                           ------------------------------------
                                           Jenny Netzer
                                           Principal, Head of Housing and
                                           Community Investment

                                           Date:  November 14, 2002