Form 10QSB
period 2002-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2003-02-13
CIK 810663

February 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


         Boston Financial Qualified Housing Limited Partnership
         Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-16796


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

For the quarterly period ended                                December 31, 2002
                                       ---------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796

     Boston Financial Qualified Housing Limited Partnership
------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

                        Delaware                    04-2947737
------------------------------------     --------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)              Identification No.)


   101 Arch Street, Boston, Massachusetts                  02110-1106
-----------------------------------------------    --------------------------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                TABLE OF CONTENTS







PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2002                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2002 and 2001                                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2002                           3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended December 31, 2002 and 2001                                             4

         Notes to the Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 6

Item 3.  Controls and Procedures                                                               12

PART II - OTHER INFORMATION

Items 1-6                                                                                      13

SIGNATURE                                                                                      14

CERTIFICATIONS                                                                                 15


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $     389,936
Marketable securities, at fair value                                                               201,313
Investments in Local Limited Partnerships, net  (Note 1)                                           339,702
Other assets                                                                                         3,100                 Total
                                                                                             -------------
Assets                                                                                       $     934,051
                                                                                             ==============

Liabilities and Partners' Equity

Accounts payable to affiliate                                                                $     461,518
Accrued expenses                                                                                    23,563
                                                                                             -------------
   Total Liabilities                                                                               485,081
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                             448,424
Net unrealized gains on marketable securities                                                          546
                                                                                             -------------
   Total Partners' Equity                                                                          448,970                 Total
                                                                                             -------------
Liabilities and Partners' Equity                                                             $     934,051
                                                                                             ==============
The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                   Three Months Ended                     Nine Months Ended
                                              December 31,     December 31,         December 31,      December 31,
                                                  2002             2001                 2002              2001
                                            ---------------   -------------         -------------    --------------

Revenues:
   Investment                               $         3,681   $       4,782         $      10,255    $       20,341
   Other                                                  -          21,039                18,311            56,030
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                  3,681          25,821                28,566            76,371
                                            ---------------   -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     an affiliate of $238,026 and
     and $173,157 in 2002 and 2001,
     respectively)                                   76,245         121,675               402,164           412,883
   Provision for valuation of advances to
     Local Limited Partnership                       10,836               -                25,506           149,845
   Amortization                                       3,045           4,915                 9,133            16,381
                                            ---------------   -------------         -------------    ---------------
       Total Expenses                                90,126         126,590               436,803           579,109
                                            ---------------   -------------         -------------    --------------

Loss before equity in losses of
   Local Limited Partnerships and gain
   on liquidation of interest in Local
   Limited Partnership                              (86,445)       (100,769)             (408,237)         (502,738)

Equity in losses of Local Limited
   Partnerships (Note 1)                           (116,721)       (115,780)             (166,389)         (211,233)

Gain on liquidation of interest in Local
   Limited Partnership (Note 1)                      63,000               -               362,933                 -
                                            ---------------   -------------         -------------    --------------

Net Loss                                    $      (140,166)  $    (216,549)        $    (211,693)   $     (713,971)
                                            ===============   =============         =============    ==============

Net Loss allocated:
   General Partners                         $        (1,402)  $      (2,166)        $      (2,117)   $       (7,140)
   Limited Partners                                (138,764)       (214,383)             (209,576)         (706,831)
                                            ---------------   -------------         -------------    --------------
                                            $      (140,166)  $    (216,549)        $    (211,693)   $     (713,971)
                                            ===============   =============         =============    ==============
Net Loss per Limited
   Partner Unit (50,000 Units)              $        (2.78)   $       (4.29)        $       (4.19)   $       (14.14)
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)



                                                        Initial       Investor           Net
                                       General          Limited        Limited       Unrealized
                                       Partners        Partners       Partners          Gains             Total
                                      -----------    -----------     -----------    -------------    --------------

Balance at March 31, 2002             $  (427,894)   $     4,648     $ 1,083,363    $       3,316    $      663,433
                                      -----------    -----------     -----------    -------------    --------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -              -               -           (2,770)           (2,770)
   Net Loss                                (2,117)             -        (209,576)               -          (211,693)
                                      -----------    -----------     -----------    -------------    --------------
Comprehensive Loss                         (2,117)             -        (209,576)          (2,770)         (214,463)
                                      -----------    -----------     -----------    -------------    --------------

Balance at December 31, 2002          $  (430,011)   $     4,648     $   873,787    $         546    $      448,970
                                      ===========    ===========     ===========    =============    ===============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)




                                                                              2002                 2001
                                                                         -------------         -------------


Net cash used for operating activities                                   $    (145,329)        $    (355,416)

Net cash provided by (used for) investing activities                           376,121              (203,727)
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                           230,792              (559,143)

Cash and cash equivalents, beginning                                           159,144               618,780
                                                                         -------------          ------------

Cash and cash equivalents, ending                                        $     389,936         $      59,637
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  29,609,873

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $41,213,467)                                                           (28,658,585)

Cumulative cash distributions received from Local Limited Partnerships                            (1,723,391)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustment                                         (772,103)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   3,645,970

   Cumulative amortization of acquisition fees and expenses                                         (919,713)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             1,954,154

Reserve for valuation of investments in Local Limited Partnerships                                (1,614,452)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     339,702
                                                                                               =============

For the nine months ended December 31, 2002, the Partnership advanced $25,506 to one Local Limited Partnership, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

One of the Local Limited Partnership properties, which had reached the end of its tax credit compliance period, was sold during 2002. As a result, the Partnership's interest was liquidated resulting in a gain of $362,933.

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2002, is $3,027,264. For the nine months ended December 31, 2002, the Partnership has not recognized $3,029,003 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and cumulative distributions exceeded its total investments in these Local Limited Partnerships. The Partnership also recognized $168,128 of previously unrecognized losses in the nine months ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                        6
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Liquidity and Capital Resources

At December 31, 2002, the Partnership has cash and cash equivalents of $389,936, as compared to $159,144 at March 31, 2002. The increase is primarily attributable to cash received for the liquidation of the Partnership's interest in one of the Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $591,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $482,000, making Reserves available after claims approximately $109,000.

To date, professional fees relating to various Property issues totaling approximately $876,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Partnership has advanced approximately $1,705,000 to Local Limited Partnerships to fund operating deficits.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $824,000 of operating funds to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at December 31, 2002, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2002 resulted in a net loss of $140,166, as compared to a net loss of $216,549 for the same period in 2001. The decrease in net loss is primarily due to an increase in gain on liquidation of interest in a Local Limited Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2002 resulted in a net loss of $211,693, as compared to a net loss of $713,971 for the same period in 2001. The decrease in net loss is primarily due to a decrease in provision for valuation of advances to Local Limited Partnerships, a decrease equity in losses of Local Limited Partnerships and an increase in gain on transfer of interest in a Local Limited Partnership. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Property Discussions

The Partnership's investment portfolio consists of limited partnership interests in Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. During 2002, the Partnership disposed of two Local Limited Partnership Interests and at December 31, 2002 had twenty-six remaining Local Limited Partnerships in its investment portfolio. Of the remaining interests, two were sold during January 2003 and the Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to nine additional investments.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

property's compliance period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of all the Local Limited Partnership interests and other assets of the Partnership.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of partnership interests, the Property's name was changed to Manhattan Park.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Occupancy at Elmore Hotel, located in Great Falls, Montana, has recently stabilized after having fluctuated due to the opening of a new tax credit property in the area during 2000. However, because the new Property offers larger units and a full amenities package, Elmore Hotel needed to reduce rents to improve occupancy. The Property's tax credits expired in 1997. The Managing General Partner has begun discussions with the Local General Partner regarding the disposition of the Partnership's interest in the Property.

Although Coranado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of tax credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced, which will allow the Property to operate above break-even. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership has the right to put its interest to the designated entity anytime during the twenty-four month period beginning January 1, 2003. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow.

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

Occupancy at Lakeview Heights, located Clearfield, Utah, has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's tax credits expired in 1997. Based upon the completion of the Property's tax credit compliance period as well as the existing status of the Property, the Local General Partner decided to list the Property for sale and has entered into a Purchase and Sale Agreement for Lakeview Heights to a non-affiliated entity. The sale is subject to certain conditions, which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Purchase and Sale Agreement. If this potential transaction does not result in the sale of the property, then the Local General Partner will seek another buyer for the Property.

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

The tax credit compliance period at Rolling Green, located in Edmund, Oklahoma, expired during 2001. Based upon the completion of the Property's tax credit compliance period as well as the existing status of the Property, the Local General Partner decided to sell the property. During July 2002, the Property was sold and the Partnership recorded a gain of approximately $363,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $1.7 million, or $34 per unit.

The tax credit compliance period at Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's tax credit compliance period as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity and the Partnership received net proceeds of approximately $2,125,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $3.9 million, or $78 per unit.

The tax credit compliance period at Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's tax credit compliance period as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity and the Partnership received net proceeds of approximately $900,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $2.5 million, or $50 per unit.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a)      Exhibits

                       99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 14, 2003         BOSTON FINANCIAL QUALIFIED HOUSING
                                   LIMITED PARTNERSHIP

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


Date:  February 14, 2003          /s/Jenny Netzer
                                  ----------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Qualified Housing Limited Partnership (the "Partnership") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                  Date:  February 14, 2003