Form 10KSB
period 2003-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2003-06-27
CIK 810663

June 30, 2003



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Form 10-KSB Annual Report for the Year Ended March 31, 2003 File Number 0-16796


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

For the fiscal year ended                  March 31, 2003
                         ------------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    ---------------------

                         Commission file number 0-16796

             Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

    Delaware                                   04-2947737
-------------------------------     ------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

101 Arch Street, Boston, Massachusetts             02110-1106
----------------------------------------        ------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                    ---------------------

Securities registered pursuant to Section 12(b) of the Act:
                                  Name of each exchange on
Title of each class                  which registered
-------------------          -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
              $50,000,000 as of March 31, 2003
           --------------------------------------

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

     "Estimated Use of Proceeds"                                                Part III, Item 13

     "Management Compensation and Fees"                                         Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                           Part III, Item 13



             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART 1           Page No.

       Item 1     Business                                                              K-3
       Item 2     Properties                                                            K-5
       Item 3     Legal Proceedings                                                     K-13
       Item 4     Submission of Matters to a
                  Vote of Security Holders                                              K-13

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                                   K-13
       Item 6     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   K-14
       Item 7     Financial Statements and Supplementary Data                           K-20
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                K-20

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                                     K-20
       Item 10    Management Remuneration                                               K-21
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                 K-21
       Item 12    Certain Relationships and Related
                  Transactions                                                          K-22
       Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                   K-23

CONTROLS AND PROCEDURES                                                                 K-24
-----------------------

SIGNATURES                                                                              K-25
----------

CERTIFICATIONS                                                                          K-26
--------------

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in supplements to the Prospectus and collected in three post-effective amendments to the Registration Statement and in two Form 8-K filings; such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                      Date
              Properties owned by                                                   Interest
              Local Limited Partnerships                   Location                 Acquired

              Barrington Manor                        Fargo, ND                     12/31/87
              Bingham                                 Bingham, ME                   12/30/87
              Birmingham Village                      Randolph, ME                  12/30/87
              Bittersweet (1)                         Randolph, MA                  10/27/87
              Boulevard Commons                       Chicago, IL                   07/14/88
              Brentwood Manor II                      Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane                           Newnan, GA                    08/01/88
              Coronado Courts                         Douglas, AZ                   12/18/87
              Country Estates                         Glennville, GA                03/01/88
              600 Dakota (1)                          Wahpeton, ND                  10/01/88
              Delmar (1)                              Gillette, WY                  10/01/88
              Duluth (1)                              Sioux Falls, SD               10/01/88
              Elmore Hotel                            Great Falls, MT               12/22/87
              Graver Inn (1)                          Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Hughes                                  Mandan, ND                    12/31/87
              Lakeview Heights                        Clearfield, UT                12/30/87
              Logan Plaza                             New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View                           New Sweden, ME                12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Pebble Creek                            Arlington, TX                 06/20/88
              Hillcrest III                           Perryville, MO                03/31/89
              Pine Village                            Pine Mountain, GA             03/01/88
              Rolling Green (1)                       Edmond, OK                    09/30/87
              Sierra Pointe (1)                       Las Vegas, NV                 09/01/87
              Sierra Vista (1)                        Aurora, CO                    09/30/87
              Talbot Village                          Talbotton, GA                 03/01/88
              Terrace (1)                             Oklahoma City, OK             11/20/87
              Trenton                                 Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village                       Rincon, GA                    03/01/88
              Windsor Court (1)                       Aurora, CO                    12/30/87

(1) The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

With the exceptions of Hughes and Brentwood Manor II, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General

Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of capital contributions to Local Limited Partnerships: (i) Hughes and Brentwood Manor II Limited Partnerships, representing 2.84%, have BF Huntington Woods, Inc. and Boston Financial GP-1, LLC, respectively, (both of which are controlled by Lend Lease Real Estate Investments, Inc.) as Local General Partners; (ii) New Medford Hotel and Elmore Hotel, representing 9.97%, have WHP Holdings, Inc. as the Local General Partner;
(iii) Trenton and Lakeview Heights Limited Partnerships, representing 3.43%, have PSC Real Estate, Inc. and as the Local General Partner; (iv) Bingham, Birmingham Village and Heritage View Limited Partnerships, representing 2.99%, have Charles B. Mattson and Todd Mattson as Local General Partners; (v) Cass House and Verdean Gardens Limited Partnerships, representing 19.01%, have Cruz Development Corporation as the Local General Partner; and (vi) Willowpeg Village, Pine Village, Country Estates, Talbot Village and Chestnut Lane Limited Partnerships, representing 4.19%, have Boyd Management, Inc. as the General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Franklin Street 29, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Franklin 29 Limited Partnership. The Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in twenty-four Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Logan Plaza where the Partnership's ownership interest is 98%, Barrington Manor where the Partnership's ownership interest is 49.5% and Boulevard Commons where the Partnership's ownership interest is 50.5%.

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


                                                      Capital Contributions
Local Limited Partnership                       Total               Paid              Mtge. Loans                       Occupancy at
Property Name                     Number of     Committed at        Through           Payable at          Type of       March 31,
Property Location                 Apts. Units   March 31, 2003      March 31, 2003    December 31, 2002   Subsidy *     2003
------------------                ------------  ---------------     ---------------   ----------------    ---------     ----------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                           18         $     175,200        $    175,200       $    561,751        Section 8         100%

Bingham Family Housing
   Associates (A Limited
   Partnership) Bingham
Bingham, ME                         24                240,900           240,900           1,145,595            FmHA          96%

Birmingham Housing Associates
   (A Limited Partnership)
Birmingham Village
Randolph, ME                        24                   236,520         236,520          1,140,492            FmHA            96%

MB Bittersweet Associates Limited (1)
   Partnership (a Massachusetts
   Limited Partnership)
Bittersweet
Randolph, MA

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                        212                4,527,850        4,527,850        10,447,050        Section 8            88%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                        22                  300,000            300,000         668,990           Section 8           100%



                                                         Capital Contributions
tnership                                          Total             Paid              Mtge. Loans                      Occupancy at
Property Name                      Number of      Committed at      Through           Payable at          Type of      March 31,
Property Location                  Apts. Units    March 31, 2003    March 31, 2003    December 31, 2002   Subsidy *    2003
------------------                 -------------  --------------    --------------    ------------------  ---------    -------------

Cass House Associates Limited
   Partnership (a Massachusetts
   Limited Partnership)
Cass House/Roxbury Hills
Boston, MA                           111           2,141,090           2,141,090        13,854,231          None               95%

Chestnut Lane Limited
   Partnership (A Limited
   Partnership) Chestnut Lane
Newnan, GA                           50            282,510              282,510         1,450,326            None              100%

Coronado Courts Limited
   Partnership
Coronado Courts
Douglas, AZ                          145          1,800,000           1,800,000        3,894,184         Section 8            92%

Glennville Properties
   (A Limited Partnership)
Country Estates
Glennville, GA                      24            121,910              121,910          586,608             FmHA               92%

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY


                                                    Capital Contributions
Local Limited Partnership                      Total            Paid            Mtge. Loans                       Occupancy at
Property Name                    Number of     Committed at     Through         Payable at           Type of      March 31,
Property Location                Apts. Units   March 31, 2003   March 31, 2003  December 31, 2002    Subsidy *    2003
------------------               ------------  --------------   --------------  ------------------   ----------   -------------

Duluth Limited Partnership (1)
Duluth
Sioux Falls, SD

Oregon Landmark-Three
   Limited Partnership
Elmore Hotel
Great Falls, MT                    60         1,022,000           1,022,000      2,879,136            Section 8            97%

Graves Inn (1)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (An
   Illinois Limited Partnership)
Hazel-Winthrop
Chicago, IL                        30         350,400            350,400         2,067,808            Section 8            97%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                      101         2,048,750         2,048,750         3,478,192               None              100%

Hughes Apartments
   Limited Partnership
Hughes
Mandan, ND                     47            379,453         379,453            1,210,000           Section 8           100%


                                                  Capital Contributions
Local Limited Partnership                     Total            Paid              Mtge. Loans                     Occupancy at
Property Name                   Number of     Committed at     Through           Payable at          Type of     March 31,
Property Location               Apts. Units   March 31, 2003   March 31, 2003    December 31, 2002   Subsidy *   2003
------------------              -----------   --------------   ----------------  -----------------   ---------   --------------
Lakeview Heights Apartments,
   Ltd. (A Limited Partnership)
Lakeview Heights
Clearfield, UT                   83             584,000            584,000         2,615,482         Section 8       92%

Logan Plaza Associates
Logan Plaza
New York, NY                  130             2,240,000          2,240,000         9,701,900         None           98%

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR                    76             1,365,100           1,365,100        2,986,176        Section 8           100%

New Sweden Housing Associates
   (A Limited Partnership)
Heritage View
New Sweden, ME                  24              237,250             237,250         1,141,568         FmHA                75%

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                     352          2,512,941           2,512,941        12,117,491        Section 8            97%

Perryville Associates I, L.P.
   (A Limited Partnership)
Hillcrest III
Perryville, MO                     24         128,115              128,115            584,367            FmHA              100%

Pine Village Limited Partnership
   (A Limited Partnership)
Pine Village
Pine Mountain, GA              36            188,340               188,340            924,633           FmHA              100%



                                                   Capital Contributions
Local Limited Partnership                        Total           Paid             Mtge. Loans                   Occupancy at
Property Name                       Number of    Committed at    Through          Payable at         Type of    March 31,
Property Location                   Apts. Units  March 31, 2003  March 31, 2003   December 31, 2002  Subsidy *  2003
------------------                  -----------  --------------  ---------------  -----------------  ---------  -------------

Rolling Green Housing Associates,  (1)
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK

Sierra Vista Housing Associates, (1)
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV

Sundance Housing Associates, (1)
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO

Talbot Village Limited Partnership
   (A Limited Partnership)
Talbot Village
Talbotton, GA                              24      121,180          121,180         592,309           FmHA          100%

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd.
   (A Limited Partnership)
Trenton
Salt Lake City, UT                      37       237,250            237,250        823,394         Section 8            81%



                                                     Capital Contributions
Local Limited Partnership                        Total            Paid            Mtge. Loans                   Occupancy at
Property Name                       Number of    Committed at     Through         Payable at         Type of    March 31,
Property Location                   Apts. Units  March 31, 2003   March 31, 2003  December 31, 2002  Subsidy *  2003
------------------                  -----------  ---------------  --------------  -----------------  ---------  -------------
Verdean Gardens Associates Limited
   Partnership (a Massachusetts
   limited partnership)
Verdean Gardens
New Bedford, MA                        110        2,409,000          2,409,000    7,164,048            None          86%

Willowpeg Village Limited Partnership
   (A Limited Partnership)
Willowpeg Village
Rincon, GA                            57          288,400             288,400    1,453,963            FmHA           100%

Windsor Court Housing Associates, (1)
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO
                                      -------    ------------        -----------  -------------
                                        1,821    $23,938,159          $23,938,159 $  83,489,694
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

Three Local Limited Partnerships invested in by the Partnership, Boulevard Commons, Pebble Creek and Verdean Gardens represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

Item 3.  Legal Proceedings

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, have had operating difficulties. These Properties receive a material amount of income subsidies through the State Housing Assistance Rental Program ("SHARP"). As originally conceived, the SHARP subsidy was scheduled to decline over time to match expected increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House and Verdean Gardens) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of 77 subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House and Verdean Gardens to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about 20 other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predictions can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass House and Verdean Gardens have been declared in default on their mortgage obligations.

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

As of March 31, 2003, there were 3,222 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2003 and 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at March 31, 2003 were approximately $67,938,000 and $111,212,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the Local Limited Partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $40,834,000 million at March 31, 2003.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.

Liquidity and capital resources

At March 31, 2003, the Partnership has cash and cash equivalents of $3,545,037, as compared with $159,144 at March 31, 2002. The increase is primarily attributable to proceeds from liquidation of interests in Local Limited Partnerships and sales of marketable securities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, $3,545,037 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $891,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Partnership has advanced approximately $1,734,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,822,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2003. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Partnership's results of operations for the year ended March 31, 2003 resulted in net income of $2,673,999, as compared to a net loss of $796,629 for the same period in 2002. The increase in net income is primarily due to an increase in gains on liquidation of interests in Local Limited Partnerships, and a decrease in provision for valuation of advances to Local Limited Partnerships; all partially offset by a decrease in other revenue and an increase in equity in losses of Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships. The decrease in other revenue is primarily attributable to fewer distributions from Local Limited Partnership with carrying values of zero. The increase in equity in losses of Local Limited Partnerships is primarily due to the Partnership recognizing previously unrecognized losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Low-income housing tax credits

The 2002 and 2001 Low-Income Housing Tax Credits per Unit for individuals were $.47 and $1.18, respectively. The Tax Credits per Limited Partner stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have decreased significantly as several Properties have reached the end of the ten-year credit period. However, because the Compliance Periods generally extend five years beyond the Tax Credits, the Partnership intends to hold its Local Limited Partnership investments for the foreseeable future.

Property discussions

The Partnership's investment portfolio consists of limited partnership interests in twenty-four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The Managing General Partner has negotiated agreements that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to the Local General Partner with respect to eight of these investments. During the year ended March 31, 2003, the Partnership disposed of its interest in three Local Limited Partnerships. In addition, one of the Properties in which the Partnership has an interest was sold during April 2003.

The Managing General Partner will continue to pursue the disposition of the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of the each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

The Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties: Birmingham Village, located in Randolph, Maine, Bingham, located in Bingham, Maine and Heritage View, located in New Sweden, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. Should the Partnership dispose of its interest in the above-mentioned Properties in any other manner, the Partnership will be required to pay a $2,500 termination fee per Property.

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, and Duluth, located in Sioux Falls, South Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Properties. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnerships to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer.

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

The Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these Local Limited Partnerships. The Compliance Period for these Properties expires during 2004.

As previously reported, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner has the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD "), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership will retain its 99% interest in the losses and Tax Credits of the Local Limited Partnership until it transfers its remaining 1% interest in the Local Limited Partnership. Although the Property will continue to generate a minimal amount of Tax Credits through 2005, substantially all of its Tax Credits were generated prior to 2001.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout

Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of Local Limited Partnership interests, the Property's name was changed to Manhattan Park.

As previously reported, Bittersweet, located in Randolph, Massachusetts, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House, Verdean Gardens and Bittersweet) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. Properties unable to make full debt service payments were declared in default by MHFA. The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House, Verdean Gardens and Bittersweet to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass House and Verdean Gardens have been declared in default on their mortgage obligations. With regard to Bittersweet, subsequent to receiving MHFA approval of the transaction, the Partnership redeemed its interest during the third quarter of 2001. As a result, the Partnership no longer has an interest in this Property.

Due to persistent operating deficits and concern over the long-term financial viability of Sierra Pointe, located in Las Vegas, Nevada, the Managing General Partner negotiated an agreement that ultimately transferred ownership of the Partnership's interest in this Local Limited Partnership to the Local General Partner. The plan minimizes the risk of recapture. Pursuant to this agreement, the Partnership transferred 49.5% of its interest in the capital and profits of the Local Limited Partnership to the Local General Partner during May 2000 and May 2001. The Partnership no longer has an interest in this Property.

Operations at Elmore Hotel, located in Great Falls, Montana, have historically struggled. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. In addition, the Property generated its last Tax Credits during 1997 and its Compliance Period has concluded. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property.

Although Coronado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced, which will allow the Property to operate above break-even. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership has the right to put its interest to the designated entity anytime during the

24-month period beginning January 1,
2003. During February 2003, the Managing General Partner exercised the put on behalf of the Partnership. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow.

Operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves have periodically funded the Property's operating deficits. Recently, while exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership will have recapture of approximately $1.50 per Unit during 2003.

Occupancy at Lakeview Heights, located Clearfield, Utah, has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale and has entered into a Purchase and Sale Agreement for Lakeview Heights to a non-affiliated entity. The sale is subject to certain conditions, which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Purchase and Sale Agreement. If this potential transaction does not result in the sale of the Property, the Local General Partner will seek another buyer for this Property.

Logan Plaza, located in New York, New York, is in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's Compliance Period ends in 2003, and the Managing General Partner has begun to identify possible disposition strategies with respect to its interest in this Property.

The Compliance Period for Rolling Green, located in Edmond, Oklahoma, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to sell the Property. During July 2002, the Property was sold, and the Partnership received net proceeds of approximately $397,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale generated taxable income of approximately $1.7 million, or $34 per Unit.

The Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $2,219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $3.9 million, or $78 per Unit.

The Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $998,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $2.5 million, or $50 per Unit.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2003 and 2002.

Since most of the Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits.

Certain Properties in which the Partnership has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below-market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Franklin Street 29, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in January 1987. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                 Principal, Head of Housing and Community Investment
Michael H. Gladstone         Principal, Member
Lauren M. Guillette          Principal, Member

The other General Partner of the Partnership is Franklin 29 Limited Partnership, a Massachusetts limited partnership ("Franklin
L.P.") that was organized in January 1987. The General Partner of Franklin L.P. is Franklin Street 29, Inc.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Franklin Street 29, Inc., nor the partners of Franklin L.P. nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

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

Except as described in the preceding paragraph, neither Franklin Street 29, Inc., Franklin L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Lend Lease) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2003 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2003.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended March 31, 2003 are as follows:

                                                                     2003             2002
                                                                -----------       -----------

       Salaries and benefits expense reimbursements             $   342,638       $   223,492

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership Street 29, Franklin, Inc. and Franklin LP, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2003.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during each of the two years ended March 31, 2003 is presented in Note 4 to the Financial Statements.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2003.

                             CONTROLS AND PROCEDURES


Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   Franklin Street 29, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                         Date:    June 30, 2003
           ------------------------------                   -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                      Date:    June 30, 2003
           --------------------------                    -------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone              Date:   June 30, 2003
           --------------------------                   -------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Qualified Housing Limited Partnership:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 30, 2003               /s/Jenny Netzer
                                  ------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Qualified Housing Limited Partnership (the "Partnership") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  June 30, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED MARCH 31, 2003

                                     INDEX


                                                                           Page No.

Report of Independent Accountants
     For the years ended March 31, 2003 and 2002                             F-2

Financial Statements

     Balance Sheet - March 31, 2003                                          F-3

     Statements of Operations - For the years ended
       March 31, 2003 and 2002                                               F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2003 and 2002                           F-5

     Statements of Cash Flows - For the years ended
       March 31, 2003 and 2002                                               F-6

     Notes to the Financial Statements                                       F-7



                        Report of Independent Accountants


To the Partners of
Boston Financial Qualified Housing Limited Partnership


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $145,276 at March 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(357,771) and $(210,783) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 6, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                 March 31, 2003


Assets

Cash and cash equivalents                                                                    $   3,545,037
Investments in Local Limited Partnerships (Note 3)                                                 145,276
Other assets                                                                                            62
                                                                                             -------------
     Total Assets                                                                            $   3,690,375
                                                                                             ==============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                    $     328,104
Accrued expenses                                                                                    28,155
     Total Liabilities                                                                             356,259

General, Initial and Investor Limited Partners' Equity                                           3,334,116
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,690,375
                                                                                             =============
                             The accompanying notes
               are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                                2003               2002
                                                                           -------------       -------------
Revenue:
      Investment                                                           $      18,097       $      25,099
   Other                                                                          25,857             129,164
                                                                           -------------       -------------
       Total Revenue                                                              43,954             154,263
                                                                           -------------       -------------

Expenses:
   General and administrative (includes
     reimbursements to an affiliate of $342,638 and
     $223,492 in 2003 and 2002, respectively) (Note 4)                           559,953             543,401
   Provision for valuation of advances to Local Limited
     Partnerships (Note 3)                                                        54,405             179,992
   Amortization                                                                   12,178              16,716
                                                                           -------------       -------------
       Total Expenses                                                            626,536             740,109
                                                                           -------------       -------------

Loss before equity in losses of Local Limited Partnerships
   and gain on liquidation of investments in Local Limited
   Partnerships                                                                 (582,582)           (585,846)

Equity in losses of Local Limited Partnerships (Note 3)                         (357,771)           (210,783)

Gain on liquidation of investments in Local Limited Partnerships (Note 3)      3,614,352                   -
                                                                           -------------       -------------

Net Income (Loss)                                                          $   2,673,999       $    (796,629)
                                                                           =============       =============

Net Income (Loss) allocated:
   General Partners                                                        $      26,740       $      (7,966)
   Limited Partners                                                            2,647,259            (788,663)
                                                                           -------------       -------------
                                                                           $   2,673,999       $    (796,629)
                                                                           =============       =============
Net Income (Loss) per Limited Partner Unit
   (50,000 Units)                                                          $       52.95       $      (15.77)
                                                                           =============       =============


                             The accompanying notes
               are an integral part of these financial statements.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2003 and 2002




                                                         Initial       Investor           Net
                                         General        Limited        Limited         Unrealized
                                         Partners       Partner        Partners           Gains           Total

Balance at March 31, 2001               $  (419,928)   $   4,648     $   1,872,026    $     2,378    $    1,459,124
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -            938               938
   Net Loss                                  (7,966)           -          (788,663)             -          (796,629)
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  (7,966)           -          (788,663)           938          (795,691)
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2002                  (427,894)       4,648         1,083,363          3,316           663,433
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -         (3,316)           (3,316)
   Net Income                                26,740            -         2,647,259              -         2,673,999
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  26,740            -         2,647,259         (3,316)        2,670,683
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2003               $  (401,154)   $   4,648     $   3,730,622    $         -    $    3,334,116
                                        ===========    =========     =============    ===========    ==============

                             The accompanying notes
               are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002



                                                                                   2003              2002
                                                                             -------------     -------------
Cash flows from operating activities:
   Net Income (Loss)                                                         $   2,673,999     $    (796,629)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                357,771           210,783
     Gain on liquidation of investments in Local Limited
       Partnerships                                                             (3,614,352)                -
     Provision for valuation of advances to Local
       Limited Partnerships                                                         54,405           179,992
     Amortization                                                                   12,178            16,716
     Net loss (gain) on sales of marketable securities                                 607            (1,143)
     Cash distributions included in net income/loss                                (10,393)         (113,645)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Other assets                                                                    737             3,974
       Due to affiliate                                                            104,612            84,873
Accrued expenses                                                                       142            (8,341)
                                                                             -------------     -------------
Net cash used for operating activities                                            (420,294)         (423,420)
                                                                             -------------     -------------
Cash flows from investing activities:
   Advances to Local Limited Partnerships                                          (54,405)         (179,992)
   Cash distributions received from Local
     Limited Partnerships                                                           32,392           116,645
   Proceeds from liquidation of investments in Local
     Limited Partnerships                                                        3,614,352
   Purchases of marketable securities                                                    -          (100,277)
   Proceeds from sales and maturities
     of marketable securities                                                      213,848           127,408
                                                                             -------------     -------------
Net cash provided by (used for) investing activities                             3,806,187           (36,216)
                                                                             -------------     -------------

Net increase (decrease) in cash and cash equivalents                             3,385,893          (459,636)

Cash and cash equivalents, beginning                                               159,144           618,780
                                                                             -------------     -------------

Cash and cash equivalents, ending                                            $   3,545,037     $     159,144
                                                                             =============     =============


                           The accompanying notes
               are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Limited Partnership (the "Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and
iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Franklin Street 29, Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2003, the Managing General Partner has designated $3,545,037 of cash and cash equivalents as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Partnership mitigates this risk by investing in major financial institutions.

Marketable Securities

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

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

3.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  25,551,521

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $40,834,040)                                                           (25,241,472)

Cumulative cash distributions received from Local Limited Partnerships                              (848,593)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                        (538,544)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   3,112,121

   Cumulative amortization of acquisition fees and expenses                                         (784,950)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             1,788,627

Reserve for valuation of investments in Local Limited Partnerships                                (1,643,351)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $     145,276
                                                                                               =============

For the year ended March 31, 2003, the Partnership advanced $54,405 to two Local Limited Partnerships, all of which was reserved. The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2002 and 2001 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2002                  2001
                                                                             ----------------      ---------------
Assets:
   Investment property, net                                                  $     56,153,795      $    69,000,966
   Other assets                                                                    11,784,160            9,330,919
                                                                             ----------------      ---------------
     Total Assets                                                            $     67,937,955      $    78,331,885
                                                                             ================      ===============

Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     83,489,694      $    94,664,320
   Other liabilities                                                               27,722,688           26,636,614
                                                                             ----------------      ---------------
     Total Liabilities                                                            111,212,382          121,300,934
                                                                             ----------------      ---------------

Partnership's deficit                                                             (42,125,685)         (41,302,290)
Other partners' deficit                                                            (1,148,742)          (1,666,759)
                                                                             ----------------      ---------------
     Total Partners' Deficit                                                      (43,274,427)         (42,969,049)
                                                                             ----------------      ---------------
       Total Liabilities and Partners' Deficit                               $     67,937,955      $    78,331,885
                                                                             ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                                                   2002                  2001
                                                                             ----------------      ---------------

Rental and other revenue                                                     $     15,794,523      $    17,930,781
                                                                             ----------------      ---------------

Expenses:
   Operating                                                                        9,698,585           11,479,392
   Interest                                                                         6,885,643            7,888,248
   Depreciation and amortization                                                    3,779,910            3,714,585
                                                                             ----------------      ---------------
     Total Expenses                                                                20,364,138           23,082,225
                                                                             ----------------      ---------------

Net Loss                                                                     $     (4,569,615)     $    (5,151,444)
                                                                             ================      ===============

Partnership's share of Net Loss (include adjustments from prior years)       $     (4,552,261)     $    (4,981,002)
                                                                             =================      ==============
Other partners' share of Net Loss                                            $        (45,694)     $      (51,666)
                                                                             ================      ===============

For the years ended March 31, 2003 and 2002, the Partnership has not recognized $4,226,574 and $4,770,219, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $32,084 of previously unrecognized losses in the year ended March 31, 2003.

Three of the investments in Local Limited Partnerships were sold during the year ended March 31, 2003 resulting in a gain of $3,614,352.

The Partnership's deficit as reflected by the Local Limited Partnerships of $(42,125,685) differs from the Partnership's investments in Local Limited Partnerships before adjustments of $(538,544) primarily because of: cumulative unrecognized losses as described above and the Partnership has included advances in investments in Local Limited Partnerships.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

4.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $342,638 and $223,492, respectively, that the Partnership has incurred for these expenses. At March 31, 2003, $328,104 is payable to an affiliate of the Managing General Partner for salaries and benefits.

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                        2003            2002
                                                                                    ------------   ------------

Net Income (Loss) per financial statements                                          $   2,673,999  $    (796,629)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax
   (financial reporting) purposes                                                       1,757,053     (1,352,256)

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                    (4,194,490)    (4,770,219)

Adjustment to reflect March 31 fiscal year end  to
   December 31 taxable year end                                                           452,710         41,812

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                            54,405        109,992

Gain on liquidation of investments in Local Limited Partnership recognized
   for financial reporting purposes in excess of loss recognized for tax purposes      (4,106,748)             -

Gain on liquidation of investments in Local Limited Partnerships recognized
   for tax purposes                                                                             -      2,853,749

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                      (120,251)      (139,003)

Cash distributions included in income/loss for financial reporting purposes               (74,804)      (138,530)
                                                                                    -------------  -------------

Net Loss per tax return                                                             $  (3,558,126) $  (4,191,084)
                                                                                    =============  =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                          Financial
                                                          Reporting               Tax
                                                          Purposes             Purposes         Differences

Investments in Local Limited Partnerships              $      145,276      $  (50,792,238)     $  (3,213,688)
                                                       ==============      ==============      ============= =
Other assets                                           $    3,545,099      $    6,758,787      $  50,937,514
                                                       ==============      ==============      =============
Liabilities                                            $      356,259      $      485,078      $     128,819
                                                       ==============      ==============      =============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

5.   Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $55,170,000 greater than for financial reporting purposes, including approximately $40,834,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $1,127,000; (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (iv) the liquidation of investments in two Local Limited Partnerships during the quarter ended March 31, 2003 resulted in their removal from investment in Local Limited Partnerships and the receipt of approximately $3,236,000 in cash proceeds.

6.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at March 31, 2003 were approximately $57,938,000 and $111,212,000, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $40,834,000 at March 31, 2003.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.