Form 10QSB
period 2003-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2003-08-12
CIK 810663

August 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 0-16796


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

For the quarterly period ended          June 30, 2003
                                     -----------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from ______________ to ___________________________


                         Commission file number 0-16796

  Boston Financial Qualified Housing Limited Partnership
----------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Delaware                                                04-2947737
-------------------------------------------       ----------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)


   101 Arch Street, Boston, Massachusetts            02110-1106
-----------------------------------------------  -------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code              (617) 439-3911
                                                          --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership




                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2003 and 2002                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2003                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2003 and 2002                                                         4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

Item 3.  Controls and Procedures                                                                12

PART II - OTHER INFORMATION

Items 1-6                                                                                       13

SIGNATURE                                                                                       14



                        BOSTON FINANCIAL QUALIFIED HOUSING
                              LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                    $   3,720,951
Investments in Local Limited Partnerships (Note 1)                                                  25,613
Other assets                                                                                            67
                                                                                             -------------
     Total Assets                                                                            $   3,746,631
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $     235,689
Accrued expenses                                                                                    14,143
                                                                                             -------------
     Total Liabilities                                                                             249,832
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           3,496,799
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,746,631
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                 2003              2002
                                                                           -------------       -------------
Revenue:
   Investment                                                              $       9,397       $       3,124
   Other                                                                          61,972              14,868
                                                                           -------------       -------------
     Total Revenue                                                                71,369              17,992
                                                                           -------------       -------------

Expenses:
   Provision for valuation of advances to Local Limited  Partnerships                  -               4,179
   General and administrative (includes
   reimbursements to an affiliate of $57,585 and
   $121,259  in 2003 and 2002, respectively)                                     121,501             187,805
   Amortization                                                                      410               4,944
                                                                           -------------       -------------
     Total Expenses                                                              121,911             196,928
                                                                           -------------       -------------

Loss before equity in losses of Local Limited Partnerships and gain on liquidation of investments in Local Limited
   Partnerships                                                                  (50,542)           (178,936)

Equity in losses of Local Limited Partnerships (Note 1)                         (119,254)            (42,055)

Gain on liquidation of investments in Local Limited
   Partnerships (Note 1)                                                         332,479                   -
                                                                           -------------       -------------

Net Income (Loss)                                                          $     162,683       $    (220,991)
                                                                           =============       =============

Net Income (Loss) allocated:
   General Partners                                                        $       1,627       $      (2,210)
   Limited Partners                                                              161,056            (218,781)
                                                                           -------------       -------------
                                                                           $     162,683       $    (220,991)
                                                                           =============       =============

Net Income (Loss) per Limited Partner Unit
   (50,000 Units)                                                          $        3.22       $      (4.38)
                                                                           =============       ============


The accompanying notes are an integral part of these financial statements.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)



                                                                  Initial           Investor
                                             General              Limited            Limited
                                             Partners             Partner           Partners              Total
                                          -------------       -------------       -------------      --------------

Balance at March 31, 2003                 $    (401,154)      $       4,648       $   3,730,622      $    3,334,116

Net Income                                        1,627                   -             161,056             162,683
                                          -------------       -------------       -------------      --------------

Balance at June 30, 2003                  $    (399,527)      $       4,648       $   3,891,678      $   3,496,799
                                          =----========       =============       =============      ==============

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                              2003                 2002
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (218,537)        $     (67,930)

Net cash provided by investing activities                                      394,451                 3,857
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                           175,914               (64,073)

Cash and cash equivalents, beginning                                         3,545,037               159,144
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $   3,720,951         $      95,071
                                                                         =============         =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  24,001,576

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $40,761,704)                                                           (23,792,126)

Cumulative cash distributions received from Local Limited Partnerships                              (866,910)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                        (657,460)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   2,933,821

   Cumulative amortization of acquisition fees and expenses                                         (755,889)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             1,520,472

Reserve for valuation of investments in Local Limited Partnerships                                (1,494,859)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $      25,613
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2003, is $1,818,344. For the three months ended June 30, 2003, the Partnership has not recognized $1,699,090 of equity in losses relating to twenty-one Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

Two of the Local Limited Partnerships, which had reached the end of their tax credit compliance periods, were sold during 2003. As a result, the Partnership's interest was liquidated resulting in a gain of $332,479.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership has cash and cash equivalents of $3,720,951, as compared with $3,545,037 at March 31, 2003. The increase is primarily attributable to proceeds from liquidation of interests in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, $3,720,951 of cash and cash equivalents has been designated as Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $917,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Partnership has advanced approximately $1,734,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,023,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2003.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2003 resulted in income of $162,683, as compared to a net loss of $220,991 for the same period in 2002. The decrease in net loss is primarily due to an increase in gain on liquation of investments in Local Limited Partnerships and a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the Partnership.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,632 per Limited Partner Unit. An immaterial amount of Tax Credits is are expected to be generated during 2003 and 2004. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the twenty-two Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in eleven Local Limited Partnerships. Two of the Properties in which the Partnership had an interest were sold during the three months ended June 30, 2003.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner's efforts will result in the Partnership disposing of all of its remaining Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

A majority of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of September 1, 2001. The Property generated its final year of Tax Credits during 1998 and the Compliance Period ends in 2003. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD "), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership will retain its 99% interest in the losses and Tax Credits of the Local Limited Partnership until it transfers its remaining 1% interest in the Local Limited Partnership. Although the Property will continue to generate a minimal amount of Tax Credits through 2005, substantially all of its Tax Credits were generated prior to 2001.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership has the right to fully dispose of its interest in the Local Limited Partnership by March 27, 2004. At the time of the transfer of Local Limited Partnership interests, the Property's name was changed to Manhattan Park.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Although Coronado Courts, located in Douglas, Arizona, continues to maintain a high level of occupancy and operations remain strong, recent HUD-approved rent increases have not kept pace with the increase in operating expenses. Additionally, the local housing authority has discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced, which will allow the Property to operate above break-even. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that will ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow.

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

Operations at Elmore Hotel, located in Great Falls, Montana, have historically struggled. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. In addition, the Property generated its last Tax Credits during 1997 and its Compliance Period has concluded. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership.

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

The Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $2,219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale generated taxable income of approximately $3.9 million, or $78 per Unit.

The Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $998,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale generated taxable income of approximately $2.5 million, or $50 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                 31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 14, 2003                     BOSTON FINANCIAL QUALIFIED HOUSING
                                             LIMITED PARTNERSHIP

                                            By:  29 Franklin Street, Inc.,
                                                 its Managing General Partner


                                                 /s/Jenny Netzer
                                                 Jenny Netzer
                                                 Executive Vice President
                                                 MMA Financial, LLC