Form 10QSB
period 2003-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2003-11-13
CIK 810663

November 13, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-16796


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

For the quarterly period ended  September 30, 2003
                               ----------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------   ------------------------

                         Commission file number 0-16796


Boston Financial Qualified Housing Limited Partnership
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                        04-2947737
----------------------------------------     ---------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


101 Arch Street, Boston, Massachusetts           02110-1106
---------------------------------------        --------------
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

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                            1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2003 and 2002                                               2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2003                              3

         Statements of Cash Flows (Unaudited) - For the Six Months
            Ended September 30, 2003 and 2002                                                      4

         Notes to the Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    6

Item 3.   Controls and Procedures                                                                 13

PART II - OTHER INFORMATION

Items 1-6                                                                                         14

SIGNATURE                                                                                         15


            BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $   3,634,724
Investments in Local Limited Partnerships (Note 1)                                                  29,363
Other assets                                                                                            54
                                                                                             -------------
     Total Assets                                                                            $   3,664,141
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $     205,400
Accrued expenses                                                                                    18,174
                                                                                             -------------
     Total Liabilities                                                                             223,574
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           3,440,567
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,664,141
                                                                                             =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  2003             2002                 2003              2002
                                            ---------------   -------------         -------------    --------------

Revenues:
   Investment                               $         8,054   $       3,450         $      17,451    $        6,574
   Other                                             26,882           3,443                88,854            18,311
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                 34,936           6,893               106,305            24,885
                                            ---------------   -------------         -------------    --------------

Expenses:
   Provision for valuation of advances to
     Local Limited Partnerships                           -           9,726                     -            14,670
   General and administrative
     (includes reimbursements to
     an affiliate of $114,970 and
     $215,659 in 2003 and 2002,
     respectively)                                   94,919         138,114               216,420           325,919
   Amortization                                       4,147           1,909                 4,557             6,088
                                            ---------------   -------------         -------------    --------------
       Total Expenses                                99,066         149,749               220,977           346,677
                                            ---------------   -------------         -------------    --------------

Loss before equity in income (losses) of
   Local Limited Partnerships and gain on
   liquidation of interest in Local
   Limited Partnerships                             (64,130)       (142,856)             (114,672)         (321,792)


Equity in income (losses) of Local Limited
   Partnerships (Note 1)                              7,898          (7,613)             (111,356)          (49,668)

Gain on liquidation of interest in Local
   Limited Partnerships (Note 1)                          -         299,933               332,479           299,933
                                            ---------------   -------------         -------------    --------------

Net Income (Loss)                           $       (56,232)  $     149,464         $     106,451    $      (71,527)
                                            ===============   =============         =============    ==============

Net Income (Loss) allocated:
   General Partners                         $          (562)  $      13,492         $       1,065    $         (715)
   Limited Partners                                 (55,670)        135,972               105,386           (70,812)
                                            ---------------   -------------         -------------    --------------
                                            $       (56,232)  $     149,464         $     106,451    $      (71,527)
                                            ===============   =============         =============    ==============
Net Income (Loss) per Limited
   Partner Unit (50,000 Units)              $        (1.11)   $        2.72         $        2.11    $        (1.42)
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)



                                                                  Initial           Investor
                                             General              Limited            Limited
                                             Partners             Partner           Partners              Total
                                          -------------       -------------       -------------      --------------

Balance at March 31, 2003                 $    (401,154)      $       4,648       $   3,730,622      $    3,334,116

Net Income                                        1,065                   -             105,386             106,451
                                          -------------       -------------       -------------      --------------

Balance at September 30, 2003             $    (400,089)      $       4,648       $   3,836,008      $    3,440,567
                                          =============       =============       =============      ==============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                              2003                 2002
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (304,764)        $     (98,200)

Net cash provided by investing activities                                      394,451               297,894
                                                                         -------------         -------------
Net increase in cash and cash equivalents                                       89,687               199,694

Cash and cash equivalents, beginning                                         3,545,037               159,144
                                                                         -------------         -------------
Cash and cash equivalents, ending                                        $   3,634,724         $     358,838
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in twenty-one Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited Partnerships

   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  22,201,576

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $40,468,196)                                                           (22,165,871)

Cumulative cash distributions received from Local Limited Partnerships                              (546,488)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                        (510,783)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   2,698,717

   Cumulative amortization of acquisition fees and expenses                                         (663,711)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             1,524,223

Reserve for valuation of investments in Local Limited Partnerships                                (1,494,860)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $      29,363
                                                                                               =============

The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2003, is $1,576,172. For the six months ended September 30, 2003, the Partnership has not recognized $1,480,107 of equity in losses relating to nineteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. The Partnership also recognized $15,291 of previously unrecognized losses in the six months ended September 30, 2003.

Three of the Local Limited Partnerships, which had reached the end of their tax credit compliance periods, were sold during 2003. As a result, the Partnership's interests were liquidated, resulting in gains totaling $332,479.

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

Liquidity and Capital Resources

At September 30, 2003, the Partnership has cash and cash equivalents of $3,634,724, as compared with $3,545,037 at March 31, 2003. The increase is primarily attributable to proceeds from liquidation of interests in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, $3,634,724 of cash and cash equivalents has been designated as Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $932,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Partnership has advanced approximately $1,734,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,952,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2003 resulted in a net loss of $56,232, as compared to net income of $149,464 for the same period in 2002. The increase in net loss is primarily due to a decrease in gain on liquation of investments in Local Limited Partnerships partially off set by a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2003 resulted in income of $106,451, as compared to a net loss of $71,527 for the same period in 2002. The decrease in net loss is primarily due to an increase in gain on liquation of investments in Local Limited Partnerships and a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in twenty-one Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,632 per Limited Partner Unit. An immaterial amount of Tax Credits is expected to be generated during 2003 and 2004. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the twenty-one Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in twelve Local Limited Partnerships. Three of the Properties in which the Partnership had an interest were sold during the six months ended September 30, 2003.

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

As previously reported, the Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these Local Limited Partnerships. The Compliance Period for these Properties expires during 2004.

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

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House and Verdean Gardens) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). It is doubtful whether the State will reinstate payments for FY 2004 (July 1, 2003 to June 30,
2004). Properties unable to make full debt service payments were declared in default by MHFA.

The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House, and Verdean Gardens to find a solution to the problems that will result from the withdrawn subsidies. On September 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome. In the meantime, the Managing General Partner intends to continue to participate in the RSO's efforts to negotiate a resolution of this matter with MHFA. Due to the existing operating deficits and the dependence on these subsidies, Cass House and Verdean Gardens have been declared in default on their mortgage obligations.

As previously reported, although Coronado Courts, located in Douglas, Arizona, continued to maintain a high level of occupancy and operations remained strong, HUD-approved rent increases over the past two years had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Local Limited Partnership.

Occupancy at Lakeview Heights, located in Clearfield, Utah, has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property,

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

the Local General Partner decided to list the Property for sale and has entered into a Purchase and Sale Agreement for Lakeview Heights to a non-affiliated entity. The sale is subject to certain conditions, which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Purchase and Sale Agreement. If this potential transaction does not result in the sale of the Property, the Local General Partner will seek another buyer for this Property.

Hillcrest III, located in Perryville, Missouri operated at a deficit in 2002, despite strong occupancy. This was due to a decrease in rental revenue and an increase in expenses. The Property remains current on its debt service obligations. Since the Compliance Period will end in 2003 and in order to reduce possible future risk, the Managing General Partner has entered into a put agreement with the Local General Partner whereby the Managing General Partner has the right to transfer the Partnership's interest to the Local General Partner any time after January 1, 2004 for $5,000. The Local General Partner also has a call option in the same amount.

As previously reported, Logan Plaza, located in New York, New York, is in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's Compliance Period ends in 2003, and the Managing General Partner has begun to identify possible disposition strategies with respect to its interest in this Property.

Another of the Local Limited Partnerships, Trenton, located in Salt Lake City, Utah is experiencing operating difficulties. Occupancy has dropped in the first two quarters due to changes in the local rental market and newer competing developments with better amenities and curb appeal. This reduced occupancy combined with increased operating expenses has resulted in operating deficits. The Property remains current on its debt service obligations. Since the Compliance Period has ended and in order to reduce possible future risk, the Managing General Partner has commenced discussions with the Local General Partner on a plan that will ultimately allow the Partnership to dispose of its interest in the Local Limited Partnership.

As previously reported, operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves have periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership will have recapture of approximately $1.50 per Unit during 2003.

As previously reported, Elmore Hotel, located in Great Falls, Montana, has historically had difficult operations. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. In addition, the Property generated its last Tax Credits during 1997 and its Compliance Period has concluded. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership.

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Compliance Period for Rolling Green, located in Edmond, Oklahoma, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to sell the Property. During July 2002, the Property was sold, and the Partnership received net proceeds of approximately $397,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale generated taxable income of approximately $1.7 million, or $34 per Unit.

As previously reported, the Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $2,219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $3.9 million, or $78 per Unit.

As previously reported, the Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $998,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will generate taxable income of approximately $2.5 million, or $50 per Unit.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were
                  filed during the quarter ended September 30, 2003

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 13, 2003       BOSTON FINANCIAL QUALIFIED HOUSING
                                 LIMITED PARTNERSHIP

                            By:  29 Franklin Street, Inc.,
                                 its Managing General Partner


                                 /s/Jenny Netzer
                                 Jenny Netzer
                                 Executive Vice President
                                 MMA Financial, LLC