Form 10QSB
period 2003-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2004-02-12
CIK 810663

February 12, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-16796


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

For the quarterly period ended                  December 31, 2003
                                       --------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to

             Commission file number 0-16796

                Boston Financial Qualified Housing Limited Partnership
----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Delaware                                            04-2947737
-----------------------------------                 ------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


   101 Arch Street, Boston, Massachusetts                      02110-1106
-----------------------------------------------               ----------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code              (617) 439-3911
                                                             -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership

                               TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                             1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2003 and 2002                                                2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2003                              3

         Statements of Cash Flows (Unaudited) - For the Nine Months
            Ended December 31, 2003 and 2002                                                       4

         Notes to the Financial Statements (Unaudited)                                             5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    7

Item 3.   Controls and Procedures                                                                 14

PART II - OTHER INFORMATION

Items 1-6                                                                                         15

SIGNATURE                                                                                         16



                       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                    $   4,571,557
Restricted cash (Note 2)                                                                           100,103
Investments in Local Limited Partnerships (Note 1)                                                       -
Other assets                                                                                            62                 Total
                                                                                             -------------
Assets                                                                                       $   4,671,722
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate                                                                             $     194,626
Accrued expenses                                                                                    22,688
Deferred revenue (Note 2)                                                                          100,103
                                                                                             -------------
     Total Liabilities                                                                             317,417
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           4,354,305
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   4,671,722
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)




                                                   Three Months Ended                     Nine Months Ended
                                              December 31,     December 31,         December 31,      December 31,
                                                  2003             2002                 2003              2002
                                            ---------------   -------------         -------------    --------------

Revenues:
   Investment                               $         8,385   $       3,681         $      25,836    $       10,255
   Other                                                  -               -                80,413            18,311
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                  8,385           3,681               106,249            28,566
                                            ---------------   -------------         -------------    --------------

Expenses:
   Provision for valuation of advances to
     Local Limited Partnerships                           -          10,836                     -            25,506
   Provision for valuation of investments
     in Local Limited Partnerships                   16,414               -                16,414                 -
   General and administrative
     (includes reimbursements to
     an affiliate of $175,196 and
     $238,026 in 2003 and 2002,
     respectively)                                   94,480          76,245               302,459           402,164
   Amortization                                      (4,557)          3,045                     -             9,133
                                            ---------------   -------------         -------------    --------------        -
       Total Expenses                               106,337          90,126               318,873           436,803
                                            ---------------   -------------         -------------    --------------

Loss before equity in income (losses) of Local
   Limited Partnerships and gain on
   liquidation of interest in Local
   Limited Partnerships                             (97,952)        (86,445)             (212,624)         (408,237)


Equity in income (losses) of Local Limited
   Partnerships (Note 1)                              9,597        (116,721)             (101,759)         (166,389)

Gain on liquidation of interest in Local
   Limited Partnerships (Note 1)                  1,002,093          63,000             1,334,572           362,933
                                            ---------------   -------------         -------------    --------------

Net Income (Loss)                           $       913,738   $    (140,166)        $   1,020,189    $     (211,693)
                                            ===============   =============         =============    ==============

Net Income (Loss) allocated:
   General Partners                         $         9,137   $      (1,402)        $      10,202    $       (2,117)
   Limited Partners                                 904,601        (138,764)            1,009,987          (209,576)
                                            ---------------   -------------         -------------    --------------
$  (251,170)                                $      (242,762)  $    (497,422)        $    (531,927)
===========                                 ===============   =============         =============    =
                                            $       913,738   $    (140,166)        $   1,020,189    $     (211,693)
                                            ===============   =============         =============    ==============
Net Income (Loss) per Limited
   Partner Unit (50,000 Units)              $         18.09   $       (2.78)        $       20.20    $        (4.19)
                                            ===============   =============         =============    ==============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)



                                                                  Initial           Investor
                                             General              Limited            Limited
                                             Partners             Partner           Partners              Total
                                          -------------       -------------       -------------      --------------

Balance at March 31, 2003                 $    (401,154)      $       4,648       $   3,730,622      $    3,334,116

Net Income                                       10,202                   -           1,009,987           1,020,189
                                          -------------       -------------       -------------      --------------

Balance at December 31, 2003              $    (390,952)      $       4,648       $   4,740,609      $    4,354,305
                                          =============       =============       =============      ==============


The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                                              2003                 2002
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (402,127)        $    (145,329)

Net cash provided by investing activities                                    1,428,647               376,121
                                                                         -------------         -------------

Net increase in cash and cash equivalents                                    1,026,520               230,792

Cash and cash equivalents, beginning                                         3,545,037               159,144
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $   4,571,557         $     389,936
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  21,380,326

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $40,951,544)                                                           (21,590,670)

Cumulative cash distributions received from Local Limited Partnerships                              (244,615)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                        (454,959)

Excess investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   2,591,451

   Cumulative amortization of acquisition fees and expenses                                         (625,218)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                             1,511,274

Reserve for valuation of investments in Local Limited Partnerships                                (1,511,274)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $           -
                                                                                               =============


The Partnership has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2003, is $2,063,917. For the nine months ended December 31, 2003, the Partnership has not recognized $2,058,438 of equity in losses relating to nineteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. The Partnership also recognized $96,280 of previously unrecognized losses in the nine months ended December 31, 2003.

Five of the Local Limited Partnerships, which had reached the end of their tax credit compliance periods, were sold during the nine months ended December 31, 2003. As a result, the Partnership's interests were liquidated, resulting in gains totaling $1,334,572.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



2.   Subsequent Event

During January 2004, an additional Local Limited Partnership, which had reached the end of its tax credit compliance period, was sold. The sale will result in an additional gain of approximately $1,100,000 for the Partnership, and the release of $100,000 of restricted cash held by the Partnership at December 31, 2003.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership has cash and cash equivalents of $4,571,557, as compared with $3,545,037 at March 31, 2003. The increase is primarily attributable to proceeds from liquidation of interests in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, $4,571,557 cash and cash equivalents has been designated as Reserves.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $939,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Partnership has advanced approximately $1,734,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $4,896,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2003 resulted in net income of $913,738, as compared to a net loss of $140,166 for the same period in 2002. The increase in net income is primarily due to an increase in gain on liquation of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative distributions and cumulative equity in losses have exceeded its total investment.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2003 resulted in income of $1,020,189, as compared to a net loss of $211,693 for the same period in 2002. The decrease in net loss is primarily due to an increase in gain on liquation of investments in Local Limited Partnerships, a decrease in general and administrative expenses and a decrease in losses of Local Limited Partnerships. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate to reflect a more current actual cost of services provided to the Partnership. Equity in losses of Local Limited Partnerships decreased due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative distributions and cumulative equity in losses have exceeded its total investment.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,632 per Limited Partner Unit. An immaterial amount of Tax Credits is expected to be generated during 2003 and 2004. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the nineteen Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in thirteen Local Limited Partnerships. Five of the Properties in which the Partnership had an interest were sold during the nine months ended December 31, 2003.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Birmingham Village, located in Randolph, Maine, Bingham, located in Bingham, Maine and Heritage View, located in New Sweden, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner has the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that grants the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest.

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in February 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of December 1, 2001. The Property generated its final year of Tax Credits during 1998 and the Compliance Period ends in 2003. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

As previously reported, the Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that will ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan includes provisions to minimize the risk of recapture. The Managing General Partner has yet to transfer any of the Partnership's interest in these Local Limited Partnerships. The Compliance Period for these Properties expired on December 31, 2003.

As previously reported, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD"), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership will retain its 99% interest in the losses and Tax Credits of the Local Limited Partnership until it transfers its remaining 1% interest in the Local Limited Partnership. Although the Property will continue to generate a minimal amount of Tax Credits through 2005, substantially all of its Tax Credits were generated prior to 2001.

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

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, receive a subsidy under the State Housing Assistance Rental Program ("SHARP"), which is an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House and Verdean

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Gardens) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for 2004 fiscal year (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partner requiring the Local Limited Partnership to pay the full amount of the mortgage within 35 days. The Local General Partner will soon meet with MHFA to determine a workout plan for the Property. However, there is little risk to the Partnership since all Tax Credits have been claimed and the Compliance Period ended on December 31, 2003.

The Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House, and Verdean Gardens to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome.

As previously reported, although Coronado Courts, located in Douglas, Arizona, continued to maintain a high level of occupancy and operations remained strong, HUD-approved rent increases over the past two years had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership. The put price of the Partnership's interest is $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Local Limited Partnership. This sale resulted in taxable income projected to be approximately $725,000, or $14 per Unit.

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, has declined in recent months due to the addition of several new affordable housing properties in the area. The Property needs certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the Property was sold in November 2003 with the Partnership receiving $1,026,196. This sale will result in taxable income projected to be approximately $1,530,000, or $31 per Unit.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Hillcrest III, located in Perryville, Missouri operated at a deficit in 2002, despite strong occupancy. This was due to a decrease in rental revenue and an increase in expenses. The Property remains current on its debt service obligations. Since the Compliance Period ended in 2003 and in order to reduce possible future risk, the Managing General Partner has entered into a put agreement with the Local General Partner whereby the Managing General Partner has the right to transfer the Partnership's interest to the Local General Partner any time after January 1, 2004 for $5,000. The Local General Partner also has a call option in the same amount.

As previously reported, Logan Plaza, located in New York, New York, is in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's Compliance Period ended in 2003, and the Managing General Partner began working with the Local General Partner to identify possible disposition strategies with respect to its interest in this Property. On January 2, 2004, upon expiration of the Compliance Period, the Partnership received $1,095,250 for its interest and as a result no longer has an interest in the Local Limited Partnership. This sale will result in taxable income projected to be approximately $2,617,000, or approximately $52 per Unit.

As previously reported, Trenton, located in Salt Lake City, Utah is experiencing operating difficulties. Occupancy dropped in the first two quarters due to changes in the local rental market and newer competing developments with better amenities and curb appeal. This reduced occupancy combined with increased operating expenses has resulted in operating deficits. The Property remains current on its debt service obligations. Since the Compliance Period has ended and in order to reduce possible future risk, the Managing General Partner commenced discussions with the Local General Partner in 2003 on a plan that would allow the Partnership to dispose of its interest in the Local Limited Partnership. In August 2003, the Property was sold and the Partnership received $3,000. This sale will result in taxable income projected to be approximately $272,000, or approximately $5 per Unit.

As previously reported, operations at Hughes, located in Mandan, North Dakota, have historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves have periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership will have recapture of approximately $1.50 per Unit during 2003. In addition, the transfer will result in taxable income projected to be approximately $473,000, or $9 per Unit.

As previously reported, Elmore Hotel, located in Great Falls, Montana, has historically had difficult operations. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. In addition, the Property generated its last Tax Credits during 1997 and its Compliance Period has concluded. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership. In addition, the transfer will result in taxable income projected to be approximately $1,647,000, or $33 per Unit.

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Compliance Period for Rolling Green, located in Edmond, Oklahoma, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to sell the Property. During July 2002, the Property was sold, and the Partnership received net proceeds of approximately $397,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income projected to be approximately $1,700,000 or $34 per Unit.

As previously reported, the Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $2,219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $3,900,000 or $78 per Unit.

As previously reported, the Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of approximately $998,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in a taxable income of approximately $2,500,000 or $50 per Unit.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003

                      BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 12, 2004                   BOSTON FINANCIAL QUALIFIED HOUSING
                                             LIMITED PARTNERSHIP

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