Form 10KSB
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2004-06-29
CIK 810663

June 30, 2004



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Annual Report on Form 10-KSB for the Year Ended March 31, 2004 File Number 0-16796


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

                                   FORM 10-KSB
(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended                  March 31, 2004
                         -----------------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 0-16796

                   Boston Financial Qualified Housing Limited Partnership

                   (Exact name of registrant as specified in its charter)

               Delaware                                      04-2947737
------------------------------------------ ------------------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

   101 Arch Street, Boston, Massachusetts                    02110-1106
-----------------------------------------------  -----------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (617) 439-3911
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                            $50,000,000 as of March 31, 2004
                            --------------------------------

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

     "Estimated Use of Proceeds"                                                Part III, Item 13

     "Management Compensation and Fees"                                         Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                           Part III, Item 13






             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS



PART 1           Page No.

       Item 1     Business                                                              K-3
       Item 2     Properties                                                            K-5
       Item 3     Legal Proceedings                                                     K-12
       Item 4     Submission of Matters to a
                  Vote of Security Holders                                              K-12

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                                   K-12
       Item 6     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   K-13
       Item 7     Financial Statements and Supplementary Data                           K-19
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                K-19

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                                     K-20
       Item 10    Management Remuneration                                               K-20
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                 K-20
       Item 12    Certain Relationships and Related
                  Transactions                                                          K-21
       Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                   K-22

CONTROLS AND PROCEDURES                                                                 K-23
-----------------------

SIGNATURES                                                                              K-24
----------

CERTIFICATIONS                                                                          K-25
--------------


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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                      Date
                  Properties owned by                                               Interest
              Local Limited Partnerships                   Location                 Acquired

              Barrington Manor                        Fargo, ND                     12/31/87
              Bingham (1)                             Bingham, ME                   12/30/87
              Birmingham Village (1)                  Randolph, ME                  12/30/87
              Bittersweet (1)                         Randolph, MA                  10/27/87
              Boulevard Commons                       Chicago, IL                   07/14/88
              Brentwood Manor II                      Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane (1)                       Newnan, GA                    08/01/88
              Coronado Courts (1)                     Douglas, AZ                   12/18/87
              Country Estates (1)                     Glennville, GA                03/01/88
              600 Dakota (1)                          Wahpeton, ND                  10/01/88
              Delmar (1)                              Gillette, WY                  10/01/88
              Duluth (1)                              Sioux Falls, SD               10/01/88
              Elmore Hotel (1)                        Great Falls, MT               12/22/87
              Graver Inn (1)                          Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Hughes (1)                              Mandan, ND                    12/31/87
              Lakeview Heights (1)                    Clearfield, UT                12/30/87
              Logan Plaza (1)                         New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View (1)                       New Sweden, ME                12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Pebble Creek                            Arlington, TX                 06/20/88
              Hillcrest III (1)                       Perryville, MO                03/31/89
              Pine Village (1)                        Pine Mountain, GA             03/01/88
              Rolling Green (1)                       Edmond, OK                    09/30/87
              Sierra Pointe (1)                       Las Vegas, NV                 09/01/87
              Sierra Vista (1)                        Aurora, CO                    09/30/87
              Talbot Village (1)                      Talbotton, GA                 03/01/88
              Terrace (1)                             Oklahoma City, OK             11/20/87
              Trenton (1)                             Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village (1)                   Rincon, GA                    03/01/88
              Windsor Court (1)                       Aurora, CO                    12/30/87

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

With the exception of Brentwood Manor II, each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, Cass House and Verdean Gardens Limited Partnerships, representing 19.01%, of capital contributions to Local Limited Partnerships have Cruz Development Corporation as the Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Franklin Street 29, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Franklin 29 Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, LLC, LLC ("MMA"), an affiliate of the General Partner, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in nine Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5% and Boulevard Commons where the Partnership's ownership interest is 0.5%.

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




                                                             Capital Contributions
Local Limited Partnership                                 Total            Paid            Mtge. Loans                 Occupancy at
Property Name                            Number of    Committed at        Through          Payable at       Type of     March 31,
Property Location                     Apts. Units    March 31, 2004   March 31, 2004    December 31, 2003   Subsidy *    2004
------------------                  --------------- ---------------- ----------------- ------------------- ----------- ------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                                  18        $     175,200     $    175,200    $    533,073       Section 8     89%

Bingham Family Housing
   Associates (1) (A Limited
   Partnership)
Bingham
Bingham, ME

Birmingham Housing Associates (1)
   (A Limited Partnership)
Birmingham Village
Randolph, ME

MB Bittersweet Associates Limited
   Partnership (1)
Bittersweet
Randolph, MA

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL                               212            4,527,850        4,527,850     10,447,050        Section 8     87%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                                 22              300,000          300,000        659,596        Section 8     100%



                                                           Capital Contributions
Local Limited Partnership                               Total            Paid            Mtge. Loans                    Occupancy at
Property Name                            Number of    Committed at        Through           Payable at       Type of       March 31,
Property Location                     Apts. Units    March 31, 2004   March 31, 2004    December 31, 2003    Subsidy *       2004
------------------                  --------------- ---------------- ------------------ -------------------  ------------  ---------

Cass House Associates Limited
   Partnership
Cass House/Roxbury Hills
Boston, MA                                111           2,141,090      2,141,090         13,885,548           None           84%

Chestnut Lane Limited
   Partnership (1)
Chestnut Lane
Newnan, GA

Coronado Courts Limited
   Partnership (1)
Coronado Courts
Douglas, AZ

Glennville Properties (1)
   (A Limited Partnership)
Country Estates
Glennville, GA

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY




                                                                    Capital Contributions
Local Limited Partnership                                      Total            Paid          Mtge. Loans              Occupancy at
Property Name                            Number of         Committed at        Through         Payable at      Type of    March 31,
Property Location                     Apts. Units         March 31, 2004   March 31, 2004  December 31, 2003   Subsidy *     2004
------------------                  -----------------  ------------------ ---------------- ------------------- --------- ----------

Duluth Limited Partnership (1)
Duluth
Sioux Falls, SD

Oregon Landmark-Three (1)
   Limited Partnership
Elmore Hotel
Great Falls, MT

Graves Inn (1)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (A
   Limited Partnership)
Hazel-Winthrop
Chicago, IL                                30                   350,400          350,400          2,044,978      Section 8    100%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                               101                 2,048,750        2,048,750          3,460,678       None        100%

Hughes Apartments
   Limited Partnership (1)
Hughes
Mandan, ND



                                                         Capital Contributions
Local Limited Partnership                             Total              Paid            Mtge. Loans                   Occupancy at
Property Name                         Number of     Committed at          Through          Payable at       Type of       March 31,
Property Location                     Apts. Units   March 31, 2004     March 31, 2004    December 31, 2003   Subsidy *        2004
------------------                  -------------- ------------------ ----------------- ------------------- ------------ ----------


Lakeview Heights Apartments,
   Ltd. (1) (A Limited Partnership)
Lakeview Heights
Clearfield, UT

Logan Plaza Associates (1)
(A Limited Partnership)
Logan Plaza
New York, NY

New Medford Hotel Associates (1)
   Limited Partnership
New Medford Hotel
Medford, OR                                76           1,365,100          1,365,100        2,946,176       Section 8        100%

New Sweden Housing Associates (1)
   (A Limited Partnership)
Heritage View
New Sweden, ME

2225 New York Avenue, Ltd.
   (A Limited Partnership)
Pebble Creek
Arlington, TX                             352           2,512,941          2,512,941       12,098,098       Section 8         98%

Perryville Associates I, L.P. (1)
   (A Limited Partnership)
Hillcrest III
Perryville, MO

Pine Village Limited Partnership (1)
   (A Limited Partnership)
Pine Village
Pine Mountain, GA

                                                            Capital Contributions
Local Limited Partnership                                Total             Paid           Mtge. Loans                  Occupancy at
Property Name                            Number of     Committed at         Through         Payable at         Type of    March 31,
Property Location                     Apts. Units     March 31, 2004    March 31, 2004    December 31, 2003   Subsidy *    2004
------------------                  --------------  ----------------  ----------------  ------------------- ------------- ---------

Rolling Green Housing Associates,  (1)
   Ltd. (a Limited Partnership)
Rolling Green
Edmond, OK

Sierra Vista Housing Associates, (1)
   Ltd. (a Limited Partnership)
Sierra Pointe
Las Vegas, NV

Sundance Housing Associates, (1)
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO

Talbot Village Limited Partnership
   (A Limited Partnership) (1)
Talbot Village
Talbotton, GA

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd. (1)
   (A Limited Partnership)
Trenton
Salt Lake City, UT



                                                                    Capital Contributions
Local Limited Partnership                                Total             Paid         Mtge. Loans                    Occupancy at
Property Name                            Number of   Committed at         Through        Payable at          Type of     March 31,
Property Location                     Apts. Units   March 31, 2004    March 31, 2004   December 31, 2003     Subsidy *      2004
------------------                  -------------- ----------------  ---------------- -------------------    --------- ------------


Verdean Gardens Associates Limited
   Partnership
Verdean Gardens
New Bedford, MA                         110          2,409,000           2,409,000         7,151,923             None          78%

Willowpeg Village Limited Partnership (1)
Willowpeg Village
Rincon, GA

Windsor Court Housing Associates, (1)
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO
                                      -------          -----------       ------------      ------------
                                        1,032          $15,830,331       $ 15,830,331      $ 53,227,120
                                      =======          ===========       ============      ============


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

Five Local Limited Partnerships invested in by the Partnership, Boulevard Commons, Cass House, Heritage Courts, Pebble Creek and Verdean Gardens represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Partnership.

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

Expect as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


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

As of March 31, 2004, there were 2,999 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2004 and 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Executive Level Overview

Boston Financial Qualified Housing Limited Partnership was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships, each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.

The Partnership's investment portfolio consists of limited partnership interests in nine Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,633 per Limited Partner Unit. An immaterial amount of Tax Credits is expected to be generated during 2004. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Beginning in 2003 and continuing through 2005, the Compliance Period of the nine Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in three Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. It is unlikely that the disposition of any of these Local Limited Partnership interest will generate any material cash distribution to the Partnerships. Fifteen of the Properties in which the Partnership had an investment were disposed of during the year ended March 31, 2004.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC, LLC.

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

Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2004).





Liquidity and capital resources

At March 31, 2004, the Partnership has cash and cash equivalents of $5,633,518, as compared with $3,545,037 at March 31, 2003. The increase is primarily attributable to proceeds from disposal of investments in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, $5,633,518 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $947,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Partnership has advanced approximately $1,734,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $5,967,000 of operating funds and proceeds from disposal of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the two years ended March 31, 2004. In the event that distributions are received from Local Limited Partnerships, the Managing General Partner has decided that such amounts will be used to increase Reserves. No assurance can be given as to the amounts of future distributions from the Local Limited Partnerships since many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Partnership's results of operations for the year ended March 31, 2004 resulted in net income of $2,101,854, as compared to net income of $2,673,999 for the same period in 2003. The decrease in net income is primarily due to a decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by an increase in other revenue, and decreases in provision for valuation of advances to Local Limited Partnerships, general and administrative expenses and equity in losses of Local Limited Partnerships. The increase in other revenue is primarily attributable to increased distributions from Local Limited Partnership with carrying values of zero. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.


Low-income housing tax credits

The 2003 and 2002 Low-Income Housing Tax Credits per Unit for individuals was $.47. The Tax Credits per Limited Partner stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have decreased significantly as most Properties have reached the end of the ten-year credit period.

Property discussions

Some of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Birmingham Village, located in Randolph, Maine, Bingham, located in Bingham, Maine and Heritage View, located in New Sweden, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would be required to pay a $2,500 termination fee per Property. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $32,174 in return for its interest in the three Local Limited Partnerships. The Partnership no longer has an interest in these three properties. These sales resulted in taxable income projected to be approximately $383,000, or $8 per Unit. The Partnership was required to pay $7,500 in fees to the unaffiliated entity in connection with exercising these put agreements.

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of December 1, 2001. The Property generated its final year of Tax Credits during 1998 and the Compliance Period ended in 2003. The Managing General Partner will continue to monitor closely the operations of Barrington Manor.

As previously reported, the Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan included provisions to minimize the risk of recapture. The Compliance Period for these Properties expired on December 31, 2003. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $30,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. These sales resulted in taxable income projected to be approximately $1,933,000, or $39 per Unit.

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

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004. At the time of the partial transfer of Local Limited Partnership interests, the Property's name was changed to Manhattan Park.

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House and Verdean Gardens) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partner requiring the Local Limited Partnership to pay the full amount of the mortgage within 35 days. The Local General Partner is currently attempting to negotiate a resolution with MHFA. However, there is little risk to the Partnership since all Tax Credits have been claimed and the Compliance Period ended on December 31, 2003.

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

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Local Limited Partnership. This sale resulted in taxable income of approximately $1,657,000, or $33 per Unit.

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, declined due to the addition of several new affordable housing properties in the area. The Property needed certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the property was sold in November 2003 with the Partnership receiving $1,051,527. This sale resulted in taxable income of approximately $1,833,000, or $37 per Unit.

As previously reported, Hillcrest III, located in Perryville, Missouri operated at a deficit in 2002, despite strong occupancy. This was due to a decrease in rental revenue and an increase in expenses. The Property remains current on its debt service obligations. Since the Compliance Period ended in 2003 and in order to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner whereby the Managing General Partner had the right to transfer the Partnership's interest to the Local General Partner any time after January 1, 2004 for $5,000. Effective January 2, 2004, the Managing General Partner exercised the put and the Partnership received $5,000 for its interest in the Local Limited Partnership. The Partnership no longer has an interest in this Property. This sale resulted in taxable income projected to be approximately $217,000, or $4 per Unit.

 As previously reported, Logan Plaza, located in New York, New York, was in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's Compliance Period ended in 2003, and the Managing General Partner began working with the Local General Partner to identify possible disposition strategies with respect to its interest in this Property. On January 2, 2004, upon expiration of the Compliance Period, the Partnership received $1,095,250 for its interest and as a result no longer has an interest in the Local Partnership. This sale will result in taxable income projected to be approximately $1,922,000, or approximately $38 per Unit.

As previously reported, Trenton, located in Salt Lake City, Utah experienced operating difficulties resulting in operating deficits during 2003. Since the Compliance Period has ended and in order to reduce possible future risk, the Managing General Partner commenced discussions with the Local General Partner in 2003 on a plan to allow the Partnership to dispose of its interest in the Local Limited Partnership. In August 2003, the Property was sold and the Partnership received $3,000. This sale resulted in taxable income of approximately $236,000, or approximately $5 per Unit.

As previously reported, operations at Hughes, located in Mandan, North Dakota, historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership had recapture of approximately $1.34 per Unit during 2003. In addition, the transfer resulted in taxable income of approximately $653,000, or $13 per Unit.

As previously reported, Elmore Hotel, located in Great Falls, Montana, historically had difficult operations. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. In addition, the Property generated its last Tax Credits during 1997 and its Compliance Period expired. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership. The transfer resulted in taxable income of approximately $1,494,000, or $30 per Unit.

As previously reported, the Compliance Period for Rolling Green, located in Edmond, Oklahoma, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to sell the Property. During July 2002, the Property was sold, and the Partnership received net proceeds of $397,177. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $1,389,000, or $28 per Unit.

As previously reported, the Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $2,287,041. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $4,243,000, or $85 per Unit.

As previously reported, the Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $1,075,112. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $2,948,000, or $59 per Unit.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Franklin Street 29, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in January 1987. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                  Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone          Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

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

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 50,000 Units, all of which have been sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership.

Franklin L.P. owns five (unregistered) Units not included in the 50,000 Units sold to the public.

Except as described in the preceding paragraph, neither Franklin Street 29, Inc., Franklin L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including MMA Financial, LLC) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including MMA Financial, LLC) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2004 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions". Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs, which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2004.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. reimbursements paid or payable in each of the two years ended March 31, 2004 are as follows:

                                                                     2004             2003


                                                                -----------       -----------

       Salaries and benefits expense reimbursements             $   267,764       $   342,638

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership Street 29, Franklin, Inc. and Franklin LP, receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2004.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2004 is presented in Note 4 to the Financial Statements.

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

(c) Reports on Form 8-K

       No reports on Form 8-K were filed during the year ended March 31, 2004.

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

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   Franklin Street 29, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                        Date:   June 30, 2004
           -----------------------------                          -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC



             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED MARCH 31, 2004

                                     INDEX


                                                                           Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2004 and 2003                             F-2

Financial Statements

     Balance Sheet - March 31, 2004                                          F-3

     Statements of Operations - For the years ended
       March 31, 2004 and 2003                                               F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2004 and 2003                           F-5

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                               F-6

     Notes to the Financial Statements                                       F-7



 Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Qualified Housing Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $0 at March 31, 2004, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $(101,759) and $(357,771) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                    $   5,633,518
Investments in Local Limited Partnerships (Note 3)                                                       -
Accounts receivable (Note 3)                                                                        37,174
Other assets                                                                                            60
                                                                                             -------------
     Total Assets                                                                            $   5,670,752
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                    $     217,194
Accrued expenses                                                                                    17,588
     Total Liabilities                                                                             234,782

General, Initial and Investor Limited Partners' Equity                                           5,435,970
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   5,670,752
                                                                                             =============
The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                2004               2003
                                                                           -------------       -------------
Revenue:
   Investment                                                              $      37,750       $      18,097
   Other                                                                          85,413              25,857
                                                                           -------------       -------------
       Total Revenue                                                             123,163              43,954
                                                                           -------------       -------------

Expenses:
   Provision for valuation of advances to Local Limited
     Partnerships (Note 3)                                                             -              54,405
   Provision for valuation of investments in Local Limited
     Partnerships (Note 3)                                                        16,414                   -
   General and administrative (includes reimbursements to
     an affiliate of $267,764 and $342,638 in 2004 and 2003,
     respectively) (Note 4)                                                      420,463             559,953
   Amortization                                                                        -              12,178
                                                                           -------------       -------------
       Total Expenses                                                            436,877             626,536
                                                                           -------------       -------------

Loss before equity in losses of Local Limited Partnerships
   and gain on disposal of investments in Local Limited
   Partnerships                                                                 (313,714)           (582,582)

Equity in losses of Local Limited Partnerships (Note 3)                         (101,759)           (357,771)

Gain on disposal of investments in Local Limited
   Partnerships  (Note 3)                                                      2,517,327           3,614,352
                                                                           -------------       -------------

Net Income                                                                 $   2,101,854       $   2,673,999
                                                                           =============       =============

Net Income allocated:
   General Partners                                                        $      21,019       $      26,740
   Limited Partners                                                            2,080,835           2,647,259
                                                                           -------------       -------------
                                                                           $   2,101,854       $   2,673,999
                                                                           =============       =============
Net Income per Limited Partner Unit
   (50,000 Units)                                                          $       41.62       $       52.95
                                                                           =============       =============


The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003




                                                        Initial        Investor           Net
                                         General        Limited        Limited         Unrealized
                                         Partners       Partner        Partners           Gains           Total

Balance at March 31, 2002               $  (427,894)   $   4,648     $   1,083,363    $     3,316    $      663,433
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -         (3,316)          (3,316)
   Net Income                                26,740            -         2,647,259              -         2,673,999
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  26,740            -         2,647,259         (3,316)        2,670,683
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2003                  (401,154)       4,648         3,730,622              -         3,334,116
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income:
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -              -                 -
   Net Income                                21,019            -         2,080,835              -         2,101,854
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income                         21,019            -         2,080,835              -         2,101,854
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2004               $  (380,135)   $   4,648     $   5,811,457    $         -    $    5,435,970
                                        ===========    =========     =============    ===========    ==============

The accompanying notes are an integral part of these financial statements.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003



                                                                                   2004              2003
                                                                             -------------     -------------
Cash flows from operating activities:
   Net Income                                                                $   2,101,854     $   2,673,999
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                101,759           357,771
     Gain on disposal of investments in Local Limited
       Partnerships                                                             (2,517,327)      (3,614,352)
     Provision for valuation of advances to Local
       Limited Partnerships                                                              -            54,405
     Provision for valuation of investments in Local
        Limited Partnerships                                                        16,414                 -
     Amortization                                                                        -            12,178
     Net loss on sales of marketable securities                                          -               607
     Cash distributions included in net income                                     (71,972)         (10,393)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Accounts receivable                                                         (37,174)                -
       Other assets                                                                      2               737
       Due to affiliate                                                           (110,910)          104,612
       Accrued expenses                                                            (10,567)              142
                                                                             -------------     -------------
Net cash used for operating activities                                            (527,921)        (420,294)
                                                                             -------------     -------------
Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                                                            -           213,848
   Advances to Local Limited Partnerships                                                -          (54,405)
   Cash distributions received from Local
     Limited Partnerships                                                           71,972            32,392
   Proceeds received from disposal of investments in Local
     Limited Partnerships                                                        2,544,430         3,614,352
                                                                             -------------     -------------
Net cash provided by investing activities                                        2,616,402         3,806,187
                                                                             -------------     -------------

Net increase in cash and cash equivalents                                        2,088,481         3,385,893

Cash and cash equivalents, beginning                                             3,545,037           159,144
                                                                             -------------     -------------

Cash and cash equivalents, ending                                            $   5,633,518     $   3,545,037
                                                                             =============     =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Limited Partnership (the "Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and
iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Franklin Street 29, Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Partnership ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2004, the Managing General Partner has designated $5,633,518 of cash and cash equivalents as such Reserve.

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

         Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership 's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

         Investments in Local Limited Partnerships (continued)

losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Partnership as such credits are allocated to partners for use in offsetting their Federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Partnership. These fees and expenses are included in the Partnership's investments in Local Limited Partnerships and were being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance was reduced to zero.

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

         Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

3.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in nine Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5% and Boulevard Commons where the Partnership's ownership interest is 0.5%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                $  17,295,201

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $41,725,076)                                                           (17,232,464)

Cumulative cash distributions received from Local Limited Partnerships                              (154,474)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                         (91,737)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                    2,057,880

   Cumulative amortization of acquisition fees and expenses                                         (454,869)
                                                                                               -------------

Investments in Local Limited Partnerships before impairment allowance                               1,511,274

Impairment allowance on investments in Local Limited Partnerships                                 (1,511,274)
                                                                                               -------------

Investments in Local Limited Partnerships                                                       $           -
                                                                                                =============

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



                 NOTES TO THE FINANCIAL STATEMENTS (continued)


3.   Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited
Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                   2003                  2002
                                                                             ----------------      ---------------
Assets:
   Investment property, net                                                  $     31,884,481      $    56,153,795
   Other assets                                                                     6,221,539           11,784,160
                                                                             ----------------      ---------------
     Total Assets                                                            $     38,106,020      $    67,937,955
                                                                             ================      ===============

Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     53,227,120      $    83,489,694
   Other liabilities                                                               28,163,184           27,722,688
                                                                             ----------------      ---------------
     Total Liabilities                                                             81,390,304          111,212,382
                                                                             ----------------      ---------------

Partnership's deficit                                                             (42,087,766)        (42,125,685)
Other partners' deficit                                                            (1,196,518)         (1,148,742)
                                                                             ----------------      ---------------
     Total Partners' Deficit                                                      (43,284,284)        (43,274,427)
                                                                             ----------------      ---------------
     Total Liabilities and Partners' Deficit                                 $     38,106,020      $    67,937,955
                                                                             ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                                                   2003                  2002
                                                                             ----------------      ---------------

Rental and other revenue                                                     $      8,150,053      $    15,794,523
                                                                             ----------------      ---------------

Expenses:
   Operating                                                                        7,166,619            9,698,585
   Interest                                                                         4,113,152            6,885,643
   Depreciation and amortization                                                    1,781,634            3,779,910
                                                                             ----------------      ---------------
     Total Expenses                                                                13,061,405           20,364,138
                                                                             ----------------      ---------------

Net Loss                                                                     $     (4,911,352)     $   (4,569,615)
                                                                             ================      ===============

Partnership's share of Net Loss (2002 includes prior year adjustments)       $     (4,862,237)     $   (4,552,261)
                                                                             =================       =============
Other partners' share of Net Loss                                            $        (49,115)     $      (45,694)
                                                                             ================      ===============

For the years ended March 31, 2004 and 2003, the Partnership has not recognized $4,772,673 and $4,226,574, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $12,195 and $32,084 were included in losses recognized in the years ended March 31, 2004 and 2003, respectively.

The Partnership's deficit as reflected by the Local Limited Partnerships of ($42,087,766) differs from the Partnership's investments in Local Limited Partnerships before adjustments of ($91,737) primarily because of cumulative unrecognized losses as described above, advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships, ten Local Limited Partnership whose interests were disposed of in the quarter ended March 31, 2004 are included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2003 and differences in the accounting treatment of miscellaneous items.

The Partnership's interests in fifteen of its investments in Local Limited Partnerships were disposed of during the year ended March 31, 2004, resulting in gains totaling $2,517,327. Proceeds relating to these transactions in the amount of $37,174 remain outstanding at March 31, 2004.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

4.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $267,764 and $342,638, respectively, that the Partnership has incurred for these expenses. At March 31, 2004, $217,194 is payable to an affiliate of the Managing General Partner for salaries and benefits.

5.   Subsequent Event

During April 2004, the Partnership disposed of its investment in an additional Local Limited Partnership, which had reached the end of its tax credit compliance period. There were no sales proceeds associated with the disposal, and it will not result in a gain or loss for financial reporting purposes.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2004 and 2003 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                        2004             2003
                                                                                    ------------    ------------

Net Income per financial statements                                                 $   2,101,854  $   2,673,999

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                    9,695,136      1,757,053

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                    (4,760,478)   (4,194,490)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                           (28,859)       452,710

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                      (555,525)     (120,251)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                                 -         54,405

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                         16,414              -

Bad debt expense recognized for tax purposes                                             (123,492)             -

Gain on disposal of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                                 (840,956)   (4,106,748)

Cash distributions included in net income for financial reporting purposes                (71,972)      (74,804)
                                                                                    -------------   ------------

Net Income (Loss) per tax return                                                    $   5,432,122  $ (3,558,126)
                                                                                    =============  =============

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

6.   Federal Income Taxes (continued)


The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                          Financial
                                                          Reporting               Tax
                                                          Purposes             Purposes          Differences

Investments in Local Limited Partnerships              $            -      $  (50,105,696)     $  50,105,696
                                                       ==============      ==============      ==============
Other assets                                           $    5,670,752      $   11,336,706      $  (5,665,954)
                                                       ==============      ==============      =============
Liabilities                                            $      234,782      $      317,417      $     (82,635)
                                                       ==============      ==============      =============

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $13,461,000 greater than for financial reporting purposes, including approximately $41,725,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $958,000; (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (iv) the disposal of investments in ten Local Limited Partnerships during the quarter ended March 31, 2004 resulted in their removal from investments in Local Limited Partnerships for financial reporting purposes and the receipt of approximately $1,146,000 in cash proceeds.

7.   Newly Issued Accounting Standard

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2004).