Form 10QSB
period 2004-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2004-08-13
CIK 810663

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 0-16796


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

For the quarterly period ended                                June 30, 2004
                                       ----------------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                           to


                         Commission file number 0-16796

               Boston Financial Qualified Housing Limited Partnership
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                Delaware                              04-2947737
-------------------------------------      ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)



   101 Arch Street, Boston, Massachusetts          02110-1106
-----------------------------------------------  ------------------------------
     (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership









                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2004 and 2003                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2004                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2004 and 2003                                                         4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

Item 3.   Controls and Procedures                                                               13

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                    $   5,502,286
Investments in Local Limited Partnerships (Note 1)                                                       -
Other assets                                                                                            63
                                                                                             -------------
     Total Assets                                                                            $   5,502,349
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $      11,563
                                                                                             -------------
     Total Liabilities                                                                              11,563
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           5,490,786
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   5,502,349
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                 2004              2003
                                                                           -------------       -------------
Revenue:
   Investment                                                              $      12,284       $       9,397
   Recovery of provision for valuation of advances to
     Local Limited Partnerships                                                   44,265                   -
   Other                                                                          10,268              61,972
                                                                           -------------       -------------
     Total Revenue                                                                66,817              71,369
                                                                           -------------       -------------

Expenses:
   General and administrative (includes
   reimbursements to an affiliate of $30,473 and
   $57,585 in 2004 and 2003, respectively)                                        59,666             121,501
   Amortization                                                                        -                 410
                                                                           -------------       -------------
     Total Expenses                                                               59,666             121,911
                                                                           -------------       -------------

Income (Loss) before equity in losses of Local Limited Partnerships and gain on disposal of investments in Local Limited
   Partnerships                                                                    7,151             (50,542)

Equity in losses of Local Limited Partnerships (Note 1)                                -            (119,254)

Gain on disposal of investments in Local Limited
   Partnerships (Note 1)                                                          47,665             332,479
                                                                           -------------       -------------

Net Income                                                                 $      54,816       $     162,683
                                                                           =============       =============

Net Income allocated:
   General Partners                                                        $         548       $       1,627
   Limited Partners                                                               54,268             161,056
                                                                           -------------       -------------
                                                                           $      54,816       $     162,683
                                                                           =============       =============
Net Income per Limited Partner Unit
   (50,000 Units)                                                          $        1.09       $        3.22
                                                                           =============       =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)



                                Initial Investor
                                     General           Limited          Limited
                                    Partners           Partner         Partners           Total
                                 --------------    -------------     -------------    -------------

Balance at March 31, 2004        $     (380,135)   $       4,648     $   5,811,457    $   5,435,970

Net Income                                  548                -            54,268           54,816
                                 --------------    -------------     -------------    -------------

Balance at June 30, 2004         $     (379,587)   $       4,648     $   5,865,725    $   5,490,786
                                 ==============    =============     =============    ==============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                              2004                 2003
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (233,430)        $    (218,537)

Net cash provided by investing activities                                      102,198               394,451
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                          (131,232)              175,914

Cash and cash equivalents, beginning                                         5,633,518             3,545,037
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $   5,502,286         $   3,720,951
                                                                         =============         =============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5% and Boulevard Commons where the Partnership's ownership interest is 0.5%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  12,556,113

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $36,991,187)                                                           (12,309,192)

Cumulative cash distributions received from Local Limited Partnerships                              (153,542)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                          93,379

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                   1,498,286

   Cumulative amortization of acquisition fees and expenses                                         (291,629)
                                                                                               -------------

Investments in Local Limited Partnerships before impairment allowance                              1,300,036

Impairment allowance on investments in Local Limited Partnerships                                 (1,300,036)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $           -
                                                                                               =============

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2004, is $685,506. For the three months ended June 30, 2004, the Partnership has not recognized $685,506 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

One of the Local Limited Partnerships, which had reached the end of its tax credit compliance period, was disposed of during 2004, resulting in a gain of $47,665.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership has cash and cash equivalents of $5,502,286, as compared with $5,633,518 at March 31, 2004. The decrease is primarily attributable to cash used in operations, partially offset by proceeds from the liquidation of interests in Local Limited Partnerships and repayment of advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, $5,502,286 of cash and cash equivalents has been designated as Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $960,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Partnership has advanced approximately $1,690,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $5,804,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2004.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2004 resulted in net income of $54,816, as compared to net income of $162,684 for the same period in 2003. The decrease in net income is primarily due to decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in eight Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,633 per Limited Partner Unit. An immaterial amount of Tax Credits is expected to be generated during 2004. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the eight Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Fifteen of the Properties in which the Partnership had an investment were disposed of during the year ended March 31, 2004.

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

Property Discussions

Most of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, during the past few years, Boulevard Commons, located in Chicago, Illinois, has experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD "), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership transferred its remaining 1% interest in the Local Limited Partnership on June 11, 2004. As a result, the Partnership no longer has an interest in this Property. The transfer of the Partnership's interest in this Property will result in taxable income estimated to be approximately $5.2 million, or approximately $104 per Unit.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004 and it is anticipated that the Partnership will transfer its remaining 2% interest in January 2005. At the time of the 2002 partial transfer of Local Limited Partnership interests, the Property's name was changed to Manhattan Park.

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

As previously reported, the Managing General Partner has joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House, and Verdean Gardens to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome.

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the Partnership's interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Local Limited Partnership. This sale resulted in taxable income of approximately $1,657,000, or $33 per Unit.

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, declined due to the addition of several new affordable housing properties in the area. The Property needed certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the property was sold in November 2003 with the Partnership receiving $1,099,191, $47,664 of which was received in the period ended June 30, 2004. This sale resulted in taxable income of approximately $2,249,000, or $45 per Unit.

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

As previously reported, Trenton, located in Salt Lake City, Utah experienced operating difficulties resulting in operating deficits during 2003. Since the Compliance Period had ended and in order to reduce possible future risk, the Managing General Partner commenced discussions with the Local General Partner in 2003 on a plan to allow the Partnership to dispose of its interest in the Local Limited Partnership. In August 2003, the Property was sold and the Partnership received $3,000. This sale resulted in taxable income of approximately $236,000, or approximately $5 per Unit.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $2,287,041. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $4,311,000, or $86 per Unit.

As previously reported, the Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $1,075,112. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $3,025,000, or $61 per Unit.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                      (b) Reports on Form 8-K - No reports on Form 8-K were
                          filed during the quarter ended June 30, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 13, 2004                     BOSTON FINANCIAL QUALIFIED HOUSING
                                             LIMITED PARTNERSHIP

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