Form 10QSB
period 2004-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2004-11-15
CIK 810663

November 12, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2004 File Number 0-16796

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

For the quarterly period ended         September 30, 2004
                                  -----------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796

               Boston Financial Qualified Housing Limited Partnership
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                        Delaware                      04-2947737
-----------------------------------------    ----------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)



   101 Arch Street, Boston, Massachusetts           02110-1106
------------------------------------------   ----------------------------------
 (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING Limited Partnership









                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2004 and 2003                                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2004                            3

         Statements of Cash Flows (Unaudited) - For the Six Months
            Ended September 30, 2004 and 2003                                                    4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

Item 3.   Controls and Procedures                                                               13

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  16

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP




                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                    $   5,458,566
Investments in Local Limited Partnerships (Note 1)                                                       -
Other assets                                                                                           102
                                                                                             -------------
   Total Assets                                                                              $   5,458,668
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $      17,126
                                                                                             -------------
     Total Liabilities                                                                              17,126
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           5,441,542
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   5,458,668
                                                                                             =============



The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)




                                                   Three Months Ended                     Six Months Ended
                                              September 30,    September 30,        September 30,     September 30,
                                                  2004             2003                 2004              2003
                                            ---------------   -------------         -------------    --------------

Revenues:
   Investment                               $        16,730   $       8,054         $      29,014    $       17,451
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                         -               -                44,265                 -
   Other                                              5,000          26,882                15,268            88,854
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                 21,730          34,936                88,547           106,305
                                            ---------------   -------------         -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to
     an affiliate of $60,295 and
     $114,970 in 2004 and 2003,
     respectively)                                   70,974          94,919               130,640           216,420
   Amortization                                           -           4,147                     -             4,557
                                            ---------------   -------------         -------------    ---------------
       Total Expenses                                70,974          99,066               130,640           220,977
                                            ---------------   -------------         -------------    --------------

Loss before equity in income (losses) of
   Local Limited Partnerships and gain on
   disposal of interest in Local                   (49,244)        (64,130)              (42,093)         (114,672)
   Limited Partnerships

Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                  -           7,898                     -          (111,356)

Gain on disposal of interest in Local
   Limited Partnerships (Note 1)                          -               -                47,665           332,479
                                            ---------------   -------------         -------------    --------------

Net Income (Loss)                           $       (49,244)  $     (56,232)        $       5,572    $      106,451
                                            ===============   =============         =============    ==============

Net Income (Loss) allocated:
   General Partners                         $          (492)  $        (562)        $          56    $        1,065
   Limited Partners                                 (48,752)        (55,670)                5,516           105,386
                                            ---------------   -------------         -------------    --------------
                                            $       (49,244)  $     (56,232)        $       5,572    $      106,451
                                            ===============   =============         =============    ==============
Net Income (Loss) per Limited
   Partner Unit (50,000 Units)              $         (.98)   $       (1.11)        $         .11    $         2.11
                                            ==============    =============         =============    ==============

The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2004
                                   (Unaudited)



                                                           Initial          Investor
                                         General           Limited           Limited
                                        Partners           Partner          Partners           Total
                                      -------------    --------------    -------------    --------------

Balance at March 31, 2004             $    (380,135)   $        4,648    $   5,811,457    $    5,435,970

Net Income                                       56                 -            5,516             5,572
                                      -------------    --------------    -------------    --------------

Balance at September 30, 2004         $    (380,079)   $        4,648    $   5,816,973    $    5,441,542
                                      =============    ==============    =============    ===============


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                                              2004                 2003
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (282,150)        $    (304,764)

Net cash provided by investing activities                                      107,198               394,451
                                                                         -------------         -------------

Net increase (decrease) in cash and cash equivalents                          (174,952)               89,687

Cash and cash equivalents, beginning                                         5,633,518             3,545,037
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $   5,458,566         $   3,634,724
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnership's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  12,556,113

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $37,877,915)                                                           (12,304,192)

Cumulative cash distributions received from Local Limited Partnerships                              (158,542)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                          93,379

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                   1,498,286

   Cumulative amortization of acquisition fees and expenses                                         (291,629)
                                                                                               -------------

Investments in Local Limited Partnerships before impairment allowance                              1,300,036

Impairment allowance on investments in Local Limited Partnerships                                 (1,300,036)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $           -
                                                                                               =============

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2004, is $1,567,233. For the six months ended September 30, 2004, the Partnership has not recognized $1,567,233 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

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

Liquidity and Capital Resources

At September 30, 2004, the Partnership has cash and cash equivalents of $5,548,566, as compared with $5,633,518 at March 31, 2004. The decrease is primarily attributable to cash used for operations, partially offset by proceeds from the liquidation of interests in Local Limited Partnerships, repayment of advances to Local Limited Partnerships and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, $5,548,566 of cash and cash equivalents has been designated as Reserves.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $960,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2004, the Partnership has advanced approximately $1,690,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $5,760,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2004 resulted in a net loss of $49,244, as compared to net loss of $56,232 for the same period in 2003. The decrease in net loss is primarily to a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a reduction in charges from an affiliate of the General Partner for administrative expense necessary for the operation of the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2004 resulted in net income of $5,572, as compared to net income of $106,451 for the same period in 2003. The decrease in net income is primarily due to decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships and an increase in recovery of provision for valuation of advances to Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in recovery of provision for valuation of advances is due to an increase in advances to Local Limited Partnership repaid to the Partnership.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships, and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The defendants maintain that Everest is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant Partnership Agreements, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

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

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the Partnership's

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $1,657,000, or $33 per Unit.

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, declined due to the addition of several new affordable housing properties in the area. The Property needed certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the Property was sold in November 2003 with the Partnership receiving $1,026,196, resulting in a gain to the Partnership of $1,051,527. The Partnership no longer has an interest in this Property.

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

 As previously reported, Logan Plaza, located in New York, New York, was in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offers amenities not present in other comparable properties, such as 24-hour security, laundry facilities, community space and elevators. The Property's Compliance Period ended in 2003, and the Managing General Partner began working with the Local General Partner to identify possible disposition strategies with respect to its interest in this Property. On January 2, 2004, upon expiration of the Compliance Period, the Partnership received $1,095,250 for its interest and as a result no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale will result in taxable income projected to be approximately $1,922,000, or approximately $38 per Unit.

As previously reported, Trenton, located in Salt Lake City, Utah experienced operating difficulties resulting in operating deficits during 2003. Since the Compliance Period had ended and in order to reduce possible future risk, the Managing General Partner commenced discussions with the Local General Partner in 2003 on a plan to allow the Partnership to dispose of its interest in the Local Limited Partnership. In August 2003, the Property was sold and the Partnership received $3,000. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $236,000, or approximately $5 per Unit.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, operations at Hughes, located in Mandan, North Dakota, historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership no longer has an interest in this Property. The Partnership had recapture of approximately $1.34 per Unit during 2003. In addition, the transfer resulted in taxable income of approximately $653,000, or $13 per Unit.

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

As previously reported, the Compliance Period for Rolling Green, located in Edmond, Oklahoma, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to sell the Property. During July 2002, the Property was sold, and the Partnership received net proceeds of $397,177. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $1,389,000, or $28 per Unit.

As previously reported, the Compliance Period for Sierra Vista, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $2,287,041. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale will result in taxable income of approximately $4,311,000, or $86 per Unit.

As previously reported, the Compliance Period for Windsor Court, located in Aurora, Colorado, expired during 2001. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. On January 16, 2003, the Property was sold to a non-affiliated entity, and the Partnership received net proceeds of $1,075,112. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The sale resulted in taxable income of approximately $3,025,000, or $61 per Unit.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's executive vice president has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                     31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 12, 2004           BOSTON FINANCIAL QUALIFIED HOUSING
                                     LIMITED PARTNERSHIP

                                    By:  29 Franklin Street, Inc.,
                                         its Managing General Partner


                                         /s/Jenny Netzer
                                         Jenny Netzer
                                         Executive Vice President
                                         MMA Financial, LLC