Form 10QSB
period 2004-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2005-02-14
CIK 810663

February 14, 2005





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-16796

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

For the quarterly period ended                     December 31, 2004
                                       ----------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796

                   Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                        Delaware                          04-2947737
---------------------------------------         -----------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)



   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------    ---------------------------
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP









                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2004                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2004 and 2003                                               2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2004                             3

         Statements of Cash Flows (Unaudited) - For the Nine Months
           Ended December 31, 2004 and 2003                                                      4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

Item 3.   Controls and Procedures                                                               13

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  16


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP






                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                    $   2,419,624
Investments in Local Limited Partnerships (Note 1)                                                       -
Other assets                                                                                           155
                                                                                             -------------
Total Assets                                                                                 $   2,419,779
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $      21,900
                                                                                             --------------
   Total Liabilities                                                                                21,900
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           2,397,879
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $   2,419,779
                                                                                             =============



 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)




                                                   Three Months Ended                     Nine Months Ended
                                              December 31,     December 31,         December 31,      December 31,
                                                  2004             2003                 2004              2003
                                            ---------------   -------------         -------------    --------------

Revenue:
   Investment                               $         8,452   $       8,385         $      37,466    $       25,836
   Recovery of provision for valuation
     of advances to Local Limited
     Partnerships                                         -               -                44,265                 -
   Other                                                  -               -                15,268            80,413
                                            ---------------   -------------         -------------    --------------
       Total Revenue                                  8,452           8,385                96,999           106,249
                                            ---------------   -------------         -------------    --------------

Expenses:
   Provision for valuation of investments
     in Local Limited Partnerships                        -          16,414                     -            16,414
   General and administrative
     (includes reimbursements to
     an affiliate of $85,546 and
     $175,196 in 2004 and 2003,
     respectively)                                   52,115          94,480               182,755           302,459
   Amortization                                           -          (4,557)                    -                 -
                                            ---------------   -------------         -------------    ---------------
       Total Expenses                                52,115         106,337               182,755           318,873
                                            ---------------   -------------         -------------    --------------

Loss before equity in income (losses) of
   Local Limited Partnerships and gain on
   disposal of interest in Local
   Limited Partnerships                             (43,663)        (97,952)              (85,756)         (212,624)


Equity in income (losses) of Local Limited
   Partnerships (Note 1)                                  -           9,597                     -          (101,759)

Gain on disposal of interest in Local
   Limited Partnerships (Note 1)                          -       1,002,093                47,665         1,334,572
                                            ---------------   -------------         -------------    --------------

Net Income (Loss)                           $       (43,663)  $     913,738         $     (38,091)   $    1,020,189
                                            ===============   =============         =============    ==============

Net Income (Loss) allocated:
   General Partners                         $          (437)  $       9,137         $        (381)   $       10,202
   Limited Partners                                 (43,226)        904,601               (37,710)        1,009,987
                                            ----------------  -------------         -------------    --------------
                                            $       (43,663)  $     913,738         $     (38,091)   $    1,020,189
                                            ===============   =============         =============    ==============
Net Income (Loss) per Limited
   Partner Unit (50,000 Units)              $         (0.86)  $       18.09         $       (0.75)   $        20.20
                                            ===============   =============         =============    ==============



 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)



                                                           Initial          Investor
                                         General           Limited           Limited
                                        Partners           Partner          Partners           Total
                                      -------------    --------------    -------------    --------------

Balance at March 31, 2004             $    (380,135)   $        4,648    $   5,811,457    $    5,435,970

Limited Partner distributions                     -                 -       (3,000,000)       (3,000,000)

Net Loss                                       (381)                -          (37,710)          (38,091)
                                      -------------    --------------    -------------    -------------- -

Balance at December 31, 2004          $    (380,516)   $        4,648    $   2,773,747    $    2,397,879
                                      =============    ==============    =============    ================



 The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                              2004                 2003
                                                                         -------------         -------------

Net cash used for operating activities                                   $    (321,092)        $    (402,127)

Net cash provided by investing activities                                      107,198             1,428,647

Net cash used for financing activities                                      (3,000,000)                    -
                                                                         -------------          ------------

Net increase (decrease) in cash and cash equivalents                        (3,213,894)            1,026,520

Cash and cash equivalents, beginning                                         5,633,518             3,545,037
                                                                         -------------         -------------

Cash and cash equivalents, ending                                        $   2,419,624         $   4,571,557
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Properties at the end of the Compliance Period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $  12,556,113

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $38,677,677)                                                           (12,304,193)

Cumulative cash distributions received from Local Limited Partnerships                              (158,542)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                          93,378

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                   1,498,286

   Cumulative amortization of acquisition fees and expenses                                         (291,628)
                                                                                               -------------

Investments in Local Limited Partnerships before impairment allowance                              1,300,036

Impairment allowance on investments in Local Limited Partnerships                                 (1,300,036)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $           -
                                                                                               =============



The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2004, is $2,366,995. For the nine months ended December 31, 2004, the Partnership has not recognized $2,377,046 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships. Also during the nine months ended December 31, 2004, the Partnership recognized $10,051 of equity in losses which were previously unrecognized.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership has cash and cash equivalents of $2,419,624, as compared with $5,633,518 at March 31, 2004. The decrease is primarily attributable to distributions made to the Limited Partners.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, $2,419,624 of cash and cash equivalents has been designated as Reserves.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $960,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Partnership has advanced approximately $1,690,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,722,000 of operating funds and proceeds from disposal of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

Cash distributions of $3,000,000 were made to the Limited Partners during the nine months ended December 31, 2004.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2004 resulted in a net loss of $43,663, as compared to net income of $913,738 for the same period in 2003. The decrease in net income is primarily due to decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by a decrease in general and administrative expenses. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administration expensive expenses necessary for the operation of the Partnership.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2004 resulted in net loss of $38,091, as compared to net income of $1,020,189 for the same period in 2003. The decrease in net income is primarily due to decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships, an increase in recovery of provision for valuation of advances to Local Limited Partnerships and a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships with carrying values of zero. The increase in recovery of provision for valuation of advances is due to an increase in advances to Local Limited Partnership repaid to the Partnership. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administration expensive expenses necessary for the operation of the Partnership.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the eight Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in two Local Limited Partnerships. It is unlikely that the disposition of either of these Local Limited Partnership interests will generate any material cash distributions to the Partnership. Fifteen of the Properties in which the Partnership had an investment were disposed of during the year ended March 31, 2004. One additional Property in which the Partnership had an investment was sold during the nine months ended December 31, 2004.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, five more affiliates of the Managing General Partner and their purported general partners (collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Birmingham Village, located in Randolph, Maine, Bingham, located in Bingham, Maine and Heritage View, located in New Sweden, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would be required to pay a $2,500 termination fee per Property. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $32,174 in return for its interest in the three Local Limited Partnerships. The Partnership no longer has an interest in these three Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $1.17 million, or $23 per Unit. The Partnership was required to pay $7,500 in fees to the unaffiliated entity in connection with exercising these put agreements.

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

As previously reported, the Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan included provisions to minimize the risk of recapture. The Compliance Period for these Properties expired on December 31, 2003. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $30,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These sales resulted in taxable income projected to be approximately $1,926,000, or $39 per Unit.

As previously reported, during the past few years, Boulevard Commons, located in Chicago, Illinois, experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD "), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership transferred its remaining 1% interest in the Local Limited Partnership on June 11, 2004. As a result, the Partnership no longer has an interest in this Property. The transfer of the Partnership's interest in this Property will result in taxable income estimated to be approximately $5,826,000 million, or approximately $117 per Unit.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004 and it is anticipated that the Partnership will transfer its remaining 2% interest in 2005. At the time of the 2002 partial transfer of Local Limited Partnership interests, the Property's name was changed to Manhattan Park.

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties, including Cass House and Verdean

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Gardens, structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODLs"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODLs from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partner requiring the Local Limited Partnership to pay the full amount of the mortgage within 35 days. The Local General Partner is currently attempting to negotiate a resolution with MHFA. However, there is little risk to the Partnership since all Tax Credits have been claimed and the Compliance Period ended on December 31, 2003.

As previously reported, the Managing General Partner joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partners of Cass House, and Verdean Gardens to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome.

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $1,657,000, or $33 per Unit.

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, declined due to the addition of several new affordable housing properties in the area. The Property needed certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the Property was sold in November 2003 with the Partnership receiving $1,051,527. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of $1,833,143, or $37 per Unit.

As previously reported, Hillcrest III, located in Perryville, Missouri operated at a deficit in 2002, despite strong occupancy. This was due to a decrease in rental revenue and an increase in expenses. Since the Compliance Period ended in 2003 and in order to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner whereby the Managing General Partner had the right to transfer the Partnership's interest to the Local General Partner any time after January 1, 2004 for $5,000. Effective January 2, 2004, the Managing General Partner exercised the put and the Partnership received $5,000 for its interest in the Local Limited

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Partnership. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income projected to be approximately $210,000, or $4 per Unit.

 As previously reported, Logan Plaza, located in New York, New York, was in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offered amenities not present in other comparable properties in the local rental market. The Property's Compliance Period ended in 2003, and the Managing General Partner began working with the Local General Partner to identify possible disposition strategies with respect to its interest in this Property. On January 2, 2004, upon expiration of the Compliance Period, the Partnership received $1,095,250 for its interest and as a result no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale will result in taxable income projected to be approximately $1,922,000, or approximately $38 per Unit.

As previously reported, Trenton, located in Salt Lake City, Utah experienced operating difficulties resulting in operating deficits during 2003. Since the Compliance Period had ended and in order to reduce possible future risk, the Managing General Partner commenced discussions with the Local General Partner in 2003 on a plan to allow the Partnership to dispose of its interest in the Local Limited Partnership. In August 2003, the Property was sold and the Partnership received $3,000. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of $235,543, or approximately $5 per Unit.

As previously reported, operations at Hughes, located in Mandan, North Dakota, historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership no longer has an interest in this Property. The Partnership had recapture of approximately $1.34 per Unit during 2003. In addition, the transfer resulted in taxable income of $652,938, or $13 per Unit.

As previously reported, Elmore Hotel, located in Great Falls, Montana, historically had difficult operations. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. The Property generated its last Tax Credits during 1997 and its Compliance Period expired. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership. The transfer resulted in taxable income of $1,493,503, or $30 per Unit.

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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


PART II        OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.


Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 14, 2005                 BOSTON FINANCIAL QUALIFIED HOUSING
                                           LIMITED PARTNERSHIP

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