Form 10KSB
period 2005-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2005-07-14
CIK 810663

July 13, 2005



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Annual Report on Form 10-KSB for the Year Ended March 31, 2005 File Number 0-16796


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

For the fiscal year ended                            March 31, 2005
                           --------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                                 ------------------   -----------------------

                      Commission file number         0-16796
                                                 ----------------

            Boston Financial Qualified Housing Limited Partnership (Exact name of registrant as specified in its charter)

                Delaware                             04-2947737
-------------------------------------           -------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

   101 Arch Street, Boston, Massachusetts           02110-1106
--------------------------------------------      -------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
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
                                                   Yes  X     No
                                                       ---      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $50,000,000 as of March 31, 2005
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OFTHE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:(2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


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

     "Estimated Use of Proceeds"                                                Part III, Item 13

     "Management Compensation and Fees"                                         Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                           Part III, Item 13



                 BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS



PART 1           Page No.

       Item 1     Business                                                              K-3
       Item 2     Properties                                                            K-5
       Item 3     Legal Proceedings                                                     K-12
       Item 4     Submission of Matters to a
                  Vote of Security Holders                                              K-13

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                                   K-13
       Item 6     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   K-13
       Item 7     Financial Statements and Supplementary Data                           K-20
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                K-20
       Item 8A    Controls and Procedures                                               K-20
       Item 8B    Other Information                                                     K-21

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                                     K-21
       Item 10    Management Remuneration                                               K-22
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                 K-22
       Item 12    Certain Relationships and Related
                  Transactions                                                          K-22
       Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                   K-23
       Item 14    Principal Accountant Fees and Services                                K-24


SIGNATURES                                                                              K-25
----------

CERTIFICATIONS                                                                          K-26
--------------


                                     PART I

Item 1.  Business

Boston Financial Qualified Housing Limited Partnership (the "Partnership") isa limited partnership formed on January 22, 1987 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership's Partnership Agreement ("Partnership Agreement") authorized the sale of up to 50,000 units of Limited Partnership Interest ("Units") at $1,000 per Unit, adjusted for certain discounts. The Partnership raised $49,963,740 ("Gross Proceeds"), net of discounts of $36,260, through the sale of 50,000 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on April 29, 1988.

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), all of which benefit from some form of federal,state or local assistance programs and which qualify for the low-income housing tax credits ("Tax Credits") that were added to the Internal Revenue Code(the "Code by the Tax Reform Act of 1986. The investment objectives of the Partnership include the following: (i) to provide current tax benefits in the form of Tax Credits which qualified limited partners may use to offset their federal income tax liability; (ii) to preserve and protect the Partnership's capital; (iii) to provide limited cash distributions from property operations which are not expected to constitute taxable income during the expected duration of the Partnership's operations; and (iv) to provide cash distributions from sale or refinancing transactions. There cannot be any assurance that the Partnership will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the section of the prospectus entitled "Investment Objectives and Policies - Principal Investment Policies" which is herein incorporated by this reference.

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                      Date
                  Properties owned by                                               Interest
              Local Limited Partnerships                   Location                 Acquired
           ---------------------------------       ------------------------       --------------

              Barrington Manor                        Fargo, ND                     12/31/87
              Bingham (1)                             Bingham, ME                   12/30/87
              Birmingham Village (1)                  Randolph, ME                  12/30/87
              Bittersweet (1)                         Randolph, MA                  10/27/87
              Boulevard Commons (1)                   Chicago, IL                   07/14/88
              Brentwood Manor II (1)                  Nashua, NH                    01/20/89
              Cass House/Roxbury Hills                Boston, MA                    06/08/88
              Chestnut Lane (1)                       Newnan, GA                    08/01/88
              Coronado Courts (1)                     Douglas, AZ                   12/18/87
              Country Estates (1)                     Glennville, GA                03/01/88
              600 Dakota (1)                          Wahpeton, ND                  10/01/88
              Delmar (1)                              Gillette, WY                  10/01/88
              Duluth (1)                              Sioux Falls, SD               10/01/88
              Elmore Hotel (1)                        Great Falls, MT               12/22/87
              Graver Inn (1)                          Fargo, ND                     12/31/87
              Hazel-Winthrop                          Chicago, IL                   12/30/87
              Hughes (1)                              Mandan, ND                    12/31/87
              Lakeview Heights (1)                    Clearfield, UT                12/30/87
              Logan Plaza (1)                         New York, NY                  05/10/88
              New Medford Hotel                       Medford, OR                   12/22/87
              Heritage View (1)                       New Sweden, ME                12/30/87
              Park Terrace                            Dundalk, MD                   01/20/89
              Pebble Creek (1)                        Arlington, TX                 06/20/88
              Hillcrest III (1)                       Perryville, MO                03/31/89
              Pine Village (1)                        Pine Mountain, GA             03/01/88
              Rolling Green (1)                       Edmond, OK                    09/30/87
              Sierra Pointe (1)                       Las Vegas, NV                 09/01/87
              Sierra Vista (1)                        Aurora, CO                    09/30/87
              Talbot Village (1)                      Talbotton, GA                 03/01/88
              Terrace (1)                             Oklahoma City, OK             11/20/87
              Trenton (1)                             Salt Lake City, UT            12/30/87
              Verdean Gardens                         New Bedford, MA               05/31/88
              Willowpeg Village (1)                   Rincon, GA                    03/01/88
              Windsor Court (1)                       Aurora, CO                    12/30/87

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, Cass House and Verdean Gardens Limited Partnerships, representing 53.60%, of capital contributions to Local Limited Partnerships have Cruz Development Corporation as the Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

Item 2.  Properties

The Partnership owns limited partnership interests in six Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%, except for Barrington Manor where the Partnership's ownership interest is 49.5%.

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

                                                    Capital Contributions
Local Limited Partnership                       Total                 Paid            Mtge. Loans                     Occupancy at
Property Name               Number of         Committed at            Through          Payable at         Type of        March 31,
Property Location         Apts. Units         March 31, 2005       March 31, 2005     December 31, 2004   Subsidy *         2005
------------------      ----------------  --------------------     ---------------   ------------------   ----------- -------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                  18           $   175,200                $    175,200       $    502,245         Section 8         78%

Bingham Family Housing
   Associates (1) (A Limited
   Partnership)
Bingham
Bingham, ME

Birmingham Housing Associates (1)
   (A Limited Partnership)
Birmingham Village
Randolph, ME

MB Bittersweet Associates Limited
   Partnership (1)
Bittersweet
Randolph, MA

Boulevard Commons
   Limited Partnership (1)
Boulevard Commons
Chicago, IL

Michael J. Dobens
   Limited Partnership I (1)
Brentwood Manor II
Nashua, NH



                                                  Capital Contributions
Local Limited Partnership                      Total                 Paid            Mtge. Loans                     Occupancy at
Property Name               Number of       Committed at            Through          Payable at         Type of       March 31,
Property Location          Apts. Units      March 31, 2005        March 31, 2005     December 31, 2004   Subsidy *        2005
------------------        ---------------  ------------------   ---------------- --------------------------------- ---------------

Cass House Associates Limited
   Partnership
Cass House/Roxbury Hills
Boston, MA                  111              2,141,090             2,141,090         13,832,623           None               87%

Chestnut Lane Limited
   Partnership (1)
Chestnut Lane
Newnan, GA

Coronado Courts Limited
   Partnership (1)
Coronado Courts
Douglas, AZ

Glennville Properties (1)
   (A Limited Partnership)
Country Estates
Glennville, GA

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY





                                          Capital Contributions
Local Limited Partnership                 Total                   Paid             Mtge. Loans                     Occupancy at
Property Name            Number of    Committed at               Through           Payable at          Type of        March 31,
Property Location       Apts. Units    March 31, 2005          March 31, 2005     December 31, 2004    Subsidy *         2005
------------------    --------------- -------------------     -----------------   ----------------   -------------   -------------

Duluth Limited Partnership (1)
Duluth
Sioux Falls, SD

Oregon Landmark-Three (1)
   Limited Partnership
Elmore Hotel
Great Falls, MT

Graves Inn (1)
   Limited Partnership
Graver Inn
Fargo, ND

Hazel-Winthrop Apartments (A
   Limited Partnership)
Hazel-Winthrop
Chicago, IL                   30            350,400            350,400            2,020,772             Section 8            93%

Heritage Court
   Limited Partnership
Park Terrace
Dundalk, MD                   101         2,048,750           2,048,750            3,454,932               None              93%

Hughes Apartments
   Limited Partnership (1)
Hughes
Mandan, ND



                                              Capital Contributions
Local Limited Partnership                 Total               Paid                  Mtge. Loans                        Occupancy at
Property Name             Number of    Committed at            Through                Payable at         Type of        March 31,
Property Location       Apts. Units    March 31, 2005      March 31, 2005          December 31, 2004      Subsidy *       2005
------------------  -----------------  ------------------  ------------------   ---------------------------------------   --------

Lakeview Heights Apartments,
   Ltd. (1) (A Limited Partnership)
Lakeview Heights
Clearfield, UT

Logan Plaza Associates (1)
(A Limited Partnership)
Logan Plaza
New York, NY

New Medford Hotel Associates
   Limited Partnership
New Medford Hotel
Medford, OR            76                 1,365,100          1,365,100              2,906,176             Section 8           99%

New Sweden Housing Associates (1)
   (A Limited Partnership)
Heritage View
New Sweden, ME

2225 New York Avenue, Ltd.
   (A Limited Partnership)  (1)
Pebble Creek
Arlington, TX

Perryville Associates I, L.P. (1)
   (A Limited Partnership)
Hillcrest III
Perryville, MO

Pine Village Limited Partnership (1)
   (A Limited Partnership)
Pine Village
Pine Mountain, GA




                                              Capital Contributions
Local Limited Partnership                 Total               Paid                  Mtge. Loans                        Occupancy at
Property Name             Number of    Committed at            Through                Payable at         Type of        March 31,
Property Location       Apts. Units    March 31, 2005      March 31, 2005          December 31, 2004      Subsidy *       2005
------------------  -----------------  ------------------  ------------------   ---------------------------------------   --------

Rolling Green Housing Associates,  (1)
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

Sundance Housing Associates, (1)
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO

Talbot Village Limited Partnership
   (A Limited Partnership) (1)
Talbot Village
Talbotton, GA

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd. (1)
   (A Limited Partnership)
Trenton
Salt Lake City, UT


                                              Capital Contributions
Local Limited Partnership                 Total               Paid                  Mtge. Loans                        Occupancy at
Property Name             Number of    Committed at            Through                Payable at         Type of        March 31,
Property Location       Apts. Units    March 31, 2005      March 31, 2005          December 31, 2004      Subsidy *       2005
------------------  -----------------  ------------------  ------------------   ---------------------------------------   --------

Verdean Gardens Associates Limited
   Partnership
Verdean Gardens
New Bedford, MA        110                2,409,000          2,409,000               7,151,923            None              70%

Willowpeg Village Limited Partnership (1)
Willowpeg Village
Rincon, GA

Windsor Court Housing Associates, (1)
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO
                       -------            ------------       ------------             -------------
                        446               $ 8,489,540        $  8,489,540             $  29,868,671
                       =======            ============       ============             =============



      Section    8 This subsidy, which is authorized under Section 8 of Title
                  II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

(1) The Partnership no longer has an interest in this Local Limited
Partnership.

One Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the years ended December 31, 2004 and 2003.


         Michael J. Dobens Limited Partnership I                2004                  2003
         ---------------------------------------            -------------         -------------
         Total Assets                                       $     690,263         $     706,981
         Total Liabilities                                  $     844,859         $     853,363
         Revenue                                            $     185,516         $     175,756
         Net Loss                                           $      (8,214)        $     (16,694)

In addition, two Local Limited Partnerships which were disposed of by the Partnership during the year ended March 31, 2004, Lakeview Heights Apartments, Ltd. (A Limited Partnership) and Logan Plaza Associates (A Limited Partnership), each represented more than 20% of the Partnership's consolidated assets, equity or net loss for the year ended March 31, 2004.

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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As of March 31, 2005, there were 2,711 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. Cash distributions of $3,000,000 were made to the Limited Partners during the year ended March 31 2005. No cash distributions were paid during the year ended March 31, 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

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

The Partnership's investment portfolio consists of limited partnership interests in six Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the Property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the six Properties in which the Partnership has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately allow the Partnership to dispose of its interest in one of the remaining Local Limited Partnerships. It is unlikely that the disposition of this Local Limited Partnership interest will generate any material cash distributions to the Partnership. Three of the Properties in which the Partnership had an investment were disposed of during the year ended March 31, 2005.

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

Critical Accounting Policies

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Partnership has cash and cash equivalents of $2,744,233, as compared with $5,633,518 at March 31, 2004. The decrease is primarily attributable to distributions made to the Limited Partners and is partially offset by proceeds from the disposal of investments in Local Limited Partnership.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, $2,744,233 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $960,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,855,000 of operating funds and proceeds from disposal of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

Cash distributions of $3,000,000 were made to the Limited Partners during the year ended March 31, 2005.

Results of operations

The Partnership's results of operations for the year ended March 31, 2005 resulted in net income of $287,240, as compared to net income of $2,101,854 for the same period in 2004. The decrease in net income is primarily due to a decrease in gain on disposal of investments in Local Limited Partnerships, partially offset by an increase in recovery of provision for valuation of advances to Local Limited Partnerships, and decreases in general and administrative expenses and equity in losses of Local Limited Partnerships. The increase in recovery of provision for valuation of advances to Local Limited Partnerships is primarily attributable to increased reimbursement of advances from Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to decreased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Partnership. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

Low-income housing tax credits

The 2004 and 2003 Low-Income Housing Tax Credits per Unit for individuals was $.21. The Tax Credits per Limited Partner stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have decreased significantly as most Properties have reached the end of the ten-year credit period.

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

As previously reported, the Managing General Partner negotiated an agreement with an unaffiliated entity to have the ability to transfer its interest to the unaffiliated entity or its designee with respect to the following Properties:
Birmingham Village, located in Randolph, Maine, Bingham, located in Bingham, Maine and Heritage View, located in New Sweden, Maine. Although these Properties do not share a common Local General Partner, they are all Rural Housing Section 515 ("FMHA") properties. The Managing General Partner had the right to put its interest in any of these Properties at any time in exchange for a Contingent Note that granted the Partnership 50% of all future net cash receipts from such Local Limited Partnership interest. If the Partnership disposed of its interest in the above-mentioned Properties in any other manner, the Partnership would be required to pay a $2,500 termination fee per Property. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $32,174 in return for its interest in the three Local Limited Partnerships. The Partnership no longer has an interest in these three Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These three sales resulted in taxable income of $1,190,815, or approximately $24 per Unit. The Partnership was required to pay $7,500 in fees to the unaffiliated entity in connection with exercising these put agreements.

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

As previously reported, the Managing General Partner reached agreement with the Local General Partner of Chestnut Lane, located in Newnan, Georgia, Country Estates, located in Glennville, Georgia, Pine Village, located in Pine Mountain, Georgia, Talbot Village, located in Talbotton, Georgia, and Willopeg Village, located in Rincon, Georgia, on a plan that would ultimately transfer ownership of the Local Limited Partnerships to the Local General Partner. The plan included provisions to minimize the risk of recapture. The Compliance Period for these Properties expired on December 31, 2003. Effective January 2, 2004, the Managing General Partner exercised these puts and the Partnership received a total of $30,000 in return for its interest in the five Local Limited Partnerships. The Partnership no longer has an interest in these five Properties. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. These five sales resulted in taxable income of $1,925,511, or approximately $39 per Unit.

As previously reported, during the past few years, Boulevard Commons, located in Chicago, Illinois, experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD "), on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership transferred its remaining 1% interest in the Local Limited Partnership on June 11, 2004. As a result, the Partnership no longer has an interest in this Property. The transfer of the Partnership's interest in this Property resulted in taxable income of $6,658,267, or approximately $133 per Unit.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. Concurrent with this transfer, the Property's name was changed to Manhattan Park. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004 and on January 3, 2005 the Partnership transferred its remaining 2% interest. The transfer of the Partnership's interest in this Property resulted in taxable income of approximately $4,514,000, or $90 per Unit.

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties, including Cass House and Verdean Gardens, structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODLs"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODLs from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to June 30, 2004). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partner requiring the Local Limited Partnership to pay the full amount of the mortgage within 35 days. The Local General Partner is currently attempting to negotiate a resolution with MHFA. However, there is little risk to the Partnership since all Tax Credits have been claimed and the Compliance Period ended on December 31, 2003.

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

As previously reported, occupancy at Lakeview Heights, located in Clearfield, Utah, declined due to the addition of several new affordable housing properties in the area. The Property needed certain maintenance and repairs in order to improve its appeal and maintain a competitive position in the market. The Property's Tax Credits expired in 1997. Based upon the completion of the Property's Compliance Period, as well as the existing status of the Property, the Local General Partner decided to list the Property for sale. A buyer was located and the Property was sold in November 2003 with the Partnership receiving $1,026,196. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of $1,833,143, or $37 per Unit. An additional $72,996 in proceeds was received in 2004, which resulted in taxable income of this amount, or approximately $1 per Unit in 2004.

As previously reported, Hillcrest III, located in Perryville, Missouri operated at a deficit in 2002, despite strong occupancy. This was due to a decrease in rental revenue and an increase in expenses. Since the Compliance Period ended in 2003 and in order to reduce possible future risk, the Managing General Partner entered into a put agreement with the Local General Partner whereby the Managing General Partner had the right to transfer the Partnership's interest to the Local General Partner any time after January 1, 2004 for $5,000. Effective January 2, 2004, the Managing General Partner exercised the put and the Partnership received $5,000 for its interest in the Local Limited Partnership. The Partnership no longer has an interest in this Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of $210,162, or approximately $4 per Unit.

As previously reported, Logan Plaza, located in New York, New York, was in need of updating and repair in order to maintain its physical condition. Despite its tired appearance, the Property offered amenities not present in other comparable properties in the local rental market. The Property's Compliance Period ended in 2003, and the Managing General Partner began working with the Local General Partner to identify possible disposition strategies with respect to its interest in this Property. On January 2, 2004, upon expiration of the Compliance Period, the Partnership received $1,095,250 for its interest and as a result no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of $1,922,134, or approximately $38 per Unit.

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

As previously reported, operations at Hughes, located in Mandan, North Dakota, historically struggled. During 1995, the Local General Partner did not make the required debt service payments on the Property. At that time, the Managing General Partner began negotiations with the mortgage holder to avoid foreclosure and restructure the note. As part of the restructuring, Partnership Reserves were used to fund debt service and perform deferred maintenance. In addition, the Local General Partner was removed and an affiliate of the Managing General Partner assumed the Local General Partner's interest. Since that time, Partnership Reserves periodically funded the Property's operating deficits. While exploring disposition strategies for the Partnership's interest in the Property, the Managing General Partner became aware that an adjacent site caused environmental contamination to the Property. The Property incurred additional expenses to research the environmental contamination. Due to the Property's operations, the contamination and its future liquidity, the value of the Partnership's interest was diminished. On April 22, 2003, the Property was sold and the entire amount of the sales proceeds was used as satisfaction for the outstanding debt. The Partnership no longer has an interest in this Property. The Partnership had recapture of approximately $1.34 per Unit during 2003. In addition, the transfer resulted in taxable income of $652,938, or approximately $13 per Unit.

As previously reported, Elmore Hotel, located in Great Falls, Montana, historically had difficult operations. In addition, the opening of a new Tax Credit property in the area during 1999 caused the Property's occupancy to decline and rental rates to be reduced. The Property generated its last Tax Credits during 1997 and its Compliance Period expired. As a result, the Managing General Partner began discussions with the Local General Partner regarding disposition of the Partnership's interest in this Property. During the three months ended June 30, 2003, the Managing General Partner transferred the Partnership's interest to the Local General Partner. As a result, the Partnership no longer has an interest in the Local Limited Partnership. The transfer resulted in taxable income of $1,493,503, or approximately $30 per Unit.

Hazel-Winthrop Apartments, located in Chicago, Illinois has a Restricted Use Agreement that prevents the Property to be sold as market-rate housing until December 2008. In order for the Partnership to realize the market value of this Property in 2005, the Managing General Partner and the Local General Partner have agreed upon a methodology whereby the Partnership will realize in 2005 the present value of the net proceeds of the estimated market value in 2009, or $375,000, in return for the Partnership's limited partnership interest. The U.S. Department of Housing and Urban Development will need to approve the transfer before it can be consummated. It is anticipated that the transfer will be consummated in 2005.

Through 1999, Brentwood Manor, consisting of 22 one-bedroom apartments located in Nashua, New Hampshire, historically experienced weak financial results, due primarily to the high interest rate on the Property's first mortgage and a lack of rent increases. The original Local General Partner declared bankruptcy in 1997 and was replaced with an affiliate of the Managing General Partner shortly thereafter. In 1999, the Property's mortgages matured. After an extension of the debt and a workout with the lenders, new first and second mortgages were placed on the Property. In connection with this workout, the Partnership loaned the Property $182,946 from Partnership Reserves to pay off the original second mortgage at a $50,000 discount, deposit $17,500 into the Property's replacement reserve and deposit $103,500 into an operating reserve. Also in 1999, a new management agent was hired. Due to the reduced debt, the lower interest rate and better property management, operations had been stable since 1999. In June 2003, the Managing General Partner received an unsolicited offer from the management agent to purchase the property. In October 2003, an appraisal for the Property was received and a higher sales price was negotiated. The Property's Compliance Period ended on December 31, 2003. On March 15, 2005, a sale to the management agent in the amount of $874,000 was consummated that resulted in net sales proceeds of approximately $134,000 to the Partnership after loan repayments. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $386,000, or $5 per Unit.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2005 and 2004.

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

Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2005.



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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Partnership is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Partnership has not adopted a Code of Ethics.

The Partnership is structured as a Limited Partnership that was formed principally for real estate investment and is not a "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Partnership.

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

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including MMA Financial, LLC) in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including MMA Financial, LLC) in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2005 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds," "Management Compensation and Fees," and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2005 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs, which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2005.

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. reimbursements paid or payable in each of the two years ended March 31, 2005 are as follows:

                                                 2005             2004
                                            -----------       -----------

 Salaries and benefits expense
 reimbursements                             $   104,183       $   267,764

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership Street 29, Franklin, Inc. and Franklin LP, may receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2005.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during each of the two years ended March 31, 2005 is presented in Note 4 to the Financial Statements.

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

(b)  Exhibits

31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.  Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years end March 31, 2005 as follows:
                                              2005              2004
                                            ---------         --------

     Audit fees                            $  19,250         $ 21,624
     Tax fees                              $   1,950         $  1,850

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   Franklin Street 29, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                           Date:  July 13, 2005
           -------------------------------                  -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                       Date:    July 13, 2005
           -------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone               Date:   July 13, 2005
           -------------------------------               -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC


                                        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                                     ANNUAL REPORT ON FORM 10-KSB
                                                   FOR THE YEAR ENDED MARCH 31, 2005

                                                                 INDEX


                                                                           Page No.

Report of Independent Registered Public Accounting Firm
     For the years ended March 31, 2005 and 2004                             F-2

Financial Statements

     Balance Sheet - March 31, 2005                                          F-3

     Statements of Operations - For the years ended
       March 31, 2005 and 2004                                               F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2005 and 2004                           F-5

     Statements of Cash Flows - For the years ended
       March 31, 2005 and 2004                                               F-6

     Notes to the Financial Statements                                       F-7


    Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005


                                        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                                             BALANCE SHEET
                                                             March 31, 2005




Assets

Cash and cash equivalents                                                                      $ 2,744,233
Investments in Local Limited Partnerships (Note 3)                                                       -
Other assets                                                                                           177
                                                                                               -----------
     Total Assets                                                                              $ 2,744,410
                                                                                               ===========
Liabilities and Partners' Equity

Accrued expenses                                                                               $    21,200
                                                                                               -----------
     Total Liabilities                                                                              21,200

General, Initial and Investor Limited Partners' Equity                                           2,723,210
                                                                                               -----------
     Total Liabilities and Partners' Equity                                                    $ 2,744,410
                                                                                               ===========


The accompanying notes are an integral part of these financial statements.


                                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                                       STATEMENTS OF OPERATIONS
                                              For the Years Ended March 31, 2005 and 2004



                                                                                 2005                 2004
Revenue:
   Investment                                                                   $ 49,805         $    37,750
   Other                                                                          15,268              85,413
                                                                                --------             -------
        Total Revenue                                                             65,073             123,163
                                                                                ========             =======
Expenses:
   Provision for valuation of investments in Local Limited
     Partnerships (Note 3)                                                             -              16,414
   General and administrative (includes reimbursements to
     an affiliate of $104,183 and $267,764 in 2005 and 2004,
     respectively) (Note 4)                                                      244,693             420,463
   Recovery of provision for valuation of advances to
     Local Limited Partnerships (Note 3)                                        (235,106)                  -
                                                                                --------             -------
       Total Expenses                                                              9,587             436,877
                                                                                ========             =======
Income (Loss) before equity in losses of Local Limited Partnerships and gain on disposal of investments in Local Limited
   Partnerships                                                                   55,486            (313,714)

Equity in losses of Local Limited Partnerships (Note 3)                                -            (101,759)

Gain on disposal of investments in Local Limited
   Partnerships  (Note 3)                                                        231,754           2,517,327
                                                                                --------         -----------
Net Income                                                                      $287,240         $ 2,101,854
                                                                                ========         ===========
Net Income allocated:
   General Partners                                                             $  2,872         $    21,019
   Limited Partners                                                              284,368           2,080,835
                                                                                --------         -----------
                                                                                $287,240         $  ,101,854
                                                                                ========         ===========
Net Income per Limited Partner Unit
   (50,000 Units)                                                               $   5.69         $     41.62
                                                                                ========         ===========

The accompanying notes are an integral part of these financial statements.


                             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                                       For the Years Ended March 31, 2005 and 2004




                                                            Initial         Investor
                                          General           Limited          Limited
                                         Partners           Partner         Partners             Total

Balance at March 31, 2003               $  (401,154)      $     4,648    $   3,730,622       $   3,334,116

Net Income                                   21,019                 -        2,080,835           2,101,854
                                        -------------     -----------    -------------       -------------
Balance at March 31, 2004                  (380,135)            4,648        5,811,457           5,435,970

Limited Partner distribution (Note 4)             -                 -      (3,000,000)         (3,000,000)

Net Income                                    2,872                 -          284,368             287,240
                                        ------------      -----------    -------------       -------------
Balance at March 31, 2005               $  (377,263)      $     4,648    $   3,095,825       $   2,723,210
                                        ============      ===========    =============       =============


The accompanying notes are an integral part of these financial statements.



                                        BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            S                        STATEMENTS OF CASH FLOWS
                                              For the Years Ended March 31, 2005 and 2004



                                                                                   2005              2004
Cash flows from operating activities:
   Net Income                                                                $     287,240     $   2,101,854
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                      -           101,759
     Gain on disposal of investments in Local Limited
       Partnerships                                                               (231,754)        (2,517,327)
     Recovery of provision for valuation of advances to
       Local Limited Partnerships                                                 (235,106)                -
     Provision for valuation of investments in Local
        Limited Partnerships                                                             -            16,414
     Cash distributions included in net income                                      (5,000)           (71,972)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Accounts receivable                                                          37,174            (37,174)
       Other assets                                                                   (117)                2
       Due to affiliate                                                           (217,194)          (110,910)
       Accrued expenses                                                              3,612            (10,567)
                                                                                -----------         ---------
Net cash used for operating activities                                            (361,145)          (527,921)
                                                                                -----------         ---------
Cash flows from investing activities:
   Reimbursements of advances to Local Limited Partnerships                        235,106                 -
   Cash distributions received from Local
     Limited Partnerships                                                            5,000            71,972
   Proceeds received from disposal of investments in Local
     Limited Partnerships                                                          231,754         2,544,430
                                                                                ----------         ---------
Net cash provided by investing activities                                          471,860         2,616,402
                                                                                ----------         ---------
Cash flows from financing activities:
   Limited Partner distribution                                                 (3,000,000)                -
                                                                                -----------        ---------
Net cash used for financing activities                                          (3,000,000)                -
                                                                                -----------        ---------
Net increase (decrease) in cash and cash equivalents                            (2,889,285)        2,088,481

Cash and cash equivalents, beginning                                             5,633,518         3,545,037
                                                                                ----------         ---------
Cash and cash equivalents, ending                                               $2,744,233         $5,633,518
                                                                                ==========         =========

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2005, the Managing General Partner has designated $2,744,233 of cash and cash equivalents as such Reserve.

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

Concentration of Credit Risk

The Partnership invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

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

                   BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is the obligation of the partners of the Partnership.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at March 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

3.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%, expect are Barrington Manor where the Partnership's ownership interest is 49.5%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships               $   8,854,059

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $34,670,085)                                                             (9,251,787)

Cumulative cash distributions received from Local Limited Partnerships                               (120,112)
                                                                                                -------------
Investments in Local Limited Partnerships before adjustments                                         (517,840)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                    1,130,879

   Cumulative amortization of acquisition fees and expenses                                          (202,121)
                                                                                                -------------
Investments in Local Limited Partnerships before impairment allowance                                 410,918

Impairment allowance on investments in Local Limited Partnerships                                    (410,918)
                                                                                               --------------
Investments in Local Limited Partnerships                                                      $            -
                                                                                                =============


For the year ended March 31, 2005, $235,106 was reimbursed from Local Limited Partnerships relating to advances made in previous years. The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2004 and 2003 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                   2004                  2003
Assets:
   Investment property, net                                                  $     23,155,849      $    31,884,481
   Other assets                                                                     5,038,751            6,221,539
                                                                             ----------------      ---------------
     Total Assets                                                            $     28,194,600      $    38,106,020
                                                                             ================      ===============
Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     42,723,895      $    53,227,120
   Other liabilities                                                               24,791,041           28,163,184
                                                                             ----------------      ---------------
     Total Liabilities                                                             67,514,936           81,390,304
                                                                             ================      ===============
Partnership's deficit                                                             (39,242,634)         (42,087,766)
Other partners' deficit                                                               (77,702)          (1,196,518)
                                                                             ----------------     ----------------
     Total Partners' Deficit                                                      (39,320,336)         (43,284,284)
                                                                             ----------------      ---------------
      Total Liabilities and Partners' Deficit                                 $     28,194,600     $    38,106,020
                                                                              ================     ===============

                      BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



3. Investments in Local Limited Partnerships (continued)

Summarized Income Statements - for
the years ended December 31,
                                                                                   2004                  2003

Rental and other revenue                                                     $      6,333,849      $     8,150,053
                                                                             ----------------      ---------------
Expenses:
   Operating                                                                        5,303,876            7,166,619
   Interest                                                                         2,509,663            4,113,152
   Depreciation and amortization                                                    1,287,673            1,781,634
                                                                             ----------------      ---------------
     Total Expenses                                                                 9,101,214           13,061,405
                                                                             ----------------      ---------------
Net Loss                                                                     $     (2,767,365)     $    (4,911,352)
                                                                             ================      ===============
Partnership's share of Net Loss (includes adjustments from prior years)      $     (3,471,129)     $    (4,862,237)
                                                                             =================     ===============
Other partners' share of Net Loss                                            $         (2,982)     $       (49,115)
                                                                             =================     ===============


For the years ended March 31, 2005 and 2004, the Partnership has not recognized $3,471,129 and $4,772,673, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $12,195 were included in losses recognized in the year ended March 31, 2004.

The Partnership's deficit as reflected by the Local Limited Partnerships of ($39,242,634) differs from the Partnership's investments in Local Limited Partnerships before adjustments of ($517,840) primarily due to cumulative unrecognized losses as described above, advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships, two Local Limited Partnerships whose interests were disposed of in the quarter ended March 31, 2005 which are included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2004 and differences in the accounting treatment of miscellaneous items.

The Partnership's interests in three of its investments in Local Limited Partnerships were disposed of during the year ended March 31, 2005, resulting in gains totaling $231,754.

For the year ended March 31, 2005, two of the Local Limited Partnership with a carrying value of $0 were considered to have operating issues significant enough to warrant audit reports that raised substantial doubt about the Local Limited Partnerships' ability to continue as a going concern. However, the Partnership believes Local General Partner obligations and adequate reserve levels will likely mitigate substantial risk to the Partnership.

4.       Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $104,183 and $267,764, respectively, that the Partnership has incurred for these expenses. At March 31, 2005, $0 is payable to an affiliate of the Managing General Partner for salaries and benefits.

The Partnership made a Limited Partner distribution from cash available for distribution of $3,000,000 during the year ended March 31, 2005.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                    NOTES TO THE FINANCIAL STATEMENTS (continued)


5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2005 and 2004 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:

                                                                                        2005            2004

Net Income per financial statements                                                 $      287,240  $   2,101,854

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                     3,219,446      9,695,136

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                    (3,471,129)     (4,760,478)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                           (66,759)       (28,859)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                      (555,401)       (555,525)

Recovery of provision for valuation of advances to Local Limited
   Partnerships not recognized for tax purposes                                           (235,106)             -

Bad debt expense recognized for tax purposes                                             (166,973)       (123,492)

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                               -         16,414

Gain on disposal of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                                        -        (840,956)

Gain or disposal of investments in Local Limited Partnerships for tax
   purposes in excess of gain for financial reporting purposes                         14,339,515               -

Cash distributions included in net income for financial reporting purposes                 (5,000)        (71,972)
                                                                                    -------------  --------------
Net Income per tax return                                                           $  13,345,833  $    5,432,122
                                                                                    =============  ==============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:

                                                          Financial
                                                          Reporting              Tax
                                                          Purposes            Purposes          Differences

Investments in Local Limited Partnerships              $            -      $  (37,803,435)     $  37,803,435
Other assets                                           $    2,744,410      $    9,084,761      $  (6,340,351)
Liabilities                                            $       21,200      $       21,900      $        (700)

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $4,416,000 greater than for financial reporting purposes. In addition, for financial reporting purposes, the Partnership has not recognized approximately $34,670,000 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $673,000; (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (iv) the disposal of investments in two Local Limited Partnerships during the quarter ended March 31, 2005 resulted in their removal from investments in Local Limited Partnerships for financial reporting purposes and the receipt of approximately $184,000 in cash proceeds.