Form 10QSB
period 2005-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2005-08-15
CIK 810663

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 0-16796


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

For the quarterly period ended    June 30, 2005
                                  ----------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                 to


                         Commission file number 0-16796

                   Boston Financial Qualified Housing Limited Partnership

             (Exact name of registrant as specified in its charter)

                        Delaware                  04-2947737

         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)            Identification No.)



   101 Arch Street, Boston, Massachusetts                02110-1106

     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      (617)439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2005 and 2004                                                  2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Three Months Ended June 30, 2005                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2005 and 2004                                                         4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  7

Item 3.   Controls and Procedures                                                               14

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS
                                                                                                17


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP




                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                         $     2,132,584
Investment securities (Note 1)                                                                            668,702
Investment in Local Limited Partnerships (Note 2)                                                               -
Other assets                                                                                                4,565
                                                                                                  ---------------
   Total Assets                                                                                   $     2,805,851
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                           24,550
                                                                                                  ---------------
   Total Liabilities                                                                                       24,550
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  2,781,301
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     2,805,851
                                                                                                  ===============




   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                 2005                     2004
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $         19,521         $        12,284
   Other                                                                             60,713                  10,268
                                                                           ----------------         ---------------
     Total Revenue                                                                   80,234                  22,552
                                                                           ----------------         ---------------

Expense:
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $13,425 and  $30,473 in 2005 and
     2004, respectively)                                                             47,926                  59,666
   Recovery of prior year's provision for valuation of advances to
     Local Limited Partnerships
                                                                                           -               (44,265)
                                                                          ------------------        ---------------

     Total Expense                                                                   47,926                  15,401
                                                                           ----------------         ---------------

Income before equity in income of Local Limited Partnerships and gain on disposal of investments in Local Limited
   Partnerships                                                                      32,308                   7,151

Equity in income of Local Limited Partnerships (Note 2)                                   -                       -

Gain on sale of investments in Local Limited
   Partnerships (Note 2)                                                             25,783                  47,665
                                                                           ----------------         ---------------

Net Income                                                                 $         58,091         $        54,816
                                                                           ================         ===============

Net Income allocated:
   General Partners                                                        $            581         $           548
   Limited Partners                                                                  57,510                  54,268
                                                                           ----------------         ---------------
                                                                           $         58,091         $        54,816
                                                                           ================         ===============
Net Income per Limited Partner Unit
   (50,000 Units)                                                          $           1.15         $          1.09
                                                                           ================         ===============




   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)




                                                                Initial           Investor
                                            General             Limited            Limited
                                           Partners             Partner           Partners              Total


Balance at March 31, 2005                $    (377,263)     $        4,648     $    3,095,825      $    2,723,210

Net Income                                         581                   -             57,510              58,091
                                         -------------      --------------     --------------      --------------

Balance at June 30, 2005                 $    (376,682)     $        4,648     $    3,153,335      $    2,781,301
                                         =============      ==============     ==============      ==============




   The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP




                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)





                                                                                 2005              2004
                                                                             -------------    ---------------

Net cash provided by (used for) operating activities                         $      31,270    $     (233,430)

Net cash provided by (used for) investing activities                              (642,919)          102,198
                                                                             -------------    --------------

Net decrease in cash and cash equivalents                                         (611,649)         (131,232)

Cash and cash equivalents, beginning                                             2,744,233         5,633,518
                                                                             -------------    --------------

Cash and cash equivalents, ending                                            $   2,132,584    $    5,502,286
                                                                             =============    ==============





The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturity dates ranging from 2005 to 2006, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $669,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $     8,854,059

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $35,054,553)                                                                   (9,251,787)

Cumulative cash distributions received from Local Limited Partnerships                                     (120,112)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                               (517,840)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,130,879

   Cumulative amortization of acquisition fees and expenses                                                (202,121)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                       410,918

Impairment allowance on investments in Local Limited Partnerships                                          (410,918)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



2. Investments in Local Limited Partnerships (continued)

The Partnership has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net losses of the Local Limited Partnerships for the three months ended June 30, 2005, is $384,468. For the three months ended June 30, 2005, the Partnership has not recognized $384,468 of equity in losses relating to six Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

During the three months ended June 30, 2005, the Partnership received additional proceeds from the sale of its interest in one Local Limited Partnership during the year ended March 31, 2005, resulting in the recognition of a net gain of $25,783.

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at June 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At June 30, 2005, the Partnership has cash and cash equivalents of $2,132,584, as compared with $2,744,233 at March 31, 2005. The decrease is primarily attributable to purchases of marketable securities offset by proceeds from the disposal of investments in Local Limited Partnership and cash provided by operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, $2,801,286 of cash and cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $960,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,913,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the three months ended June 30, 2005.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 2005 resulted in net income of $58,091, as compared to net income of $54,816 for the same period in 2004. The increase in net income is primarily due to an increase in other income, offset by a decrease in recovery of provision for valuation of advances, a decrease in gain on sale of investments in Local Limited Partnerships and decreases in general and administrative expenses. The increase in other income relates to the timing of distributions received by the Partnership from Local Limited Partnerships, offset by a decrease in distributions from Local Limited Partnerships with carrying

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

value of zero. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in prior years made to Local Limited Partnerships in previous years. The gain on sale of investment in the current year was less than the gain on sale of investment in the prior year. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnerships.

Portfolio Update

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

Property Discussions


A few of the Properties in which the Partnership has an interest have stabilized operations and operate above break-even. Some of the Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Partnership's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Partnership to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Partnership's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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


As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in the Property. The Partnership has received two payments totaling $100,000, leaving a balance of $400,000 on the note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $1,657,000, or $33 per Unit.


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


As previously reported, Hazel-Winthrop Apartments, located in Chicago, Illinois has a Restricted Use Agreement that prevents the Property from being sold as market-rate housing until December 2008. In order for the Partnership to realize the market value of this Property in 2005, the Managing General Partner and the Local General Partner have agreed upon a methodology whereby the Partnership will realize in 2005 the present value of the net proceeds of the estimated market value in 2009, or $375,000, in return for the Partnership's limited partnership interest. The U.S. Department of Housing and Urban Development will need to approve the transfer before it can be consummated. It is anticipated that the transfer will be consummated prior to December 31,2005.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, through 1999, Brentwood Manor, consisting of 22 one-bedroom apartments located in Nashua, New Hampshire, historically experienced weak financial results, due primarily to the high interest rate on the Property's first mortgage and a lack of rent increases. The original Local General Partner declared bankruptcy in 1997 and was replaced with an affiliate of the Managing General Partner shortly thereafter. In 1999, the Property's mortgages matured. After an extension of the debt and a workout with the lenders, new first and second mortgages were placed on the Property. In connection with this workout, the Partnership loaned the Property $182,946 from Partnership Reserves to pay off the original second mortgage at a $50,000 discount, deposit $17,500 into the Property's replacement reserve and deposit $103,500 into an operating reserve. Also in 1999, a new management agent was hired. Due to the reduced debt, the lower interest rate and better property management, operations had been stable since 1999. In June 2003, the Managing General Partner received an unsolicited offer from the management agent to purchase the property. In October 2003, an appraisal for the Property was received and a higher sales price was negotiated. The Property's Compliance Period ended on December 31, 2003. On March 15, 2005, a sale to the management agent in the amount of $874,000 was consummated that resulted in net sales proceeds of approximately $191,000 to the Partnership after loan repayments. The Partnership no longer has an interest in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale resulted in taxable income of approximately $386,000, or $5 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 15, 2005       BOSTON FINANCIAL QUALIFIED HOUSING
                               LIMITED PARTNERSHIP

                               By: 29 Franklin Street, Inc.,
                                   its Managing General Partner


                                   /s/Jenny Netzer
                                   Jenny Netzer
                                   Executive Vice President
                                   MMA Financial, LLC