Form 10QSB
period 2005-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2005-11-15
CIK 810663

November 14, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2005 File Number 0-16796


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

For the quarterly period ended     September 30, 2005
                                   --------------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796

              Boston Financial Qualified Housing Limited Partnership
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Delaware              04-2947737
---------------------------------------     -----------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)



   101 Arch Street, Boston, Massachusetts           02110-1106
-----------------------------------------------   -----------------------------
     (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2005                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2005 and 2004                                             2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Six Months Ended September 30, 2005                            3

         Statements of Cash Flows (Unaudited) - For the Six Months
            Ended September 30, 2005 and 2004                                                    4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  7

PART II - OTHER INFORMATION

Items 1-6                                                                                       14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  16



                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                         $     1,491,498
Investment securities, at fair value (Note 1)                                                           1,308,462
Investment in Local Limited Partnerships (Note 2)                                                               -
Other assets                                                                                                9,592
                                                                                                  ---------------
   Total Assets                                                                                   $     2,809,552
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate                                                                                  $           751
Accrued expenses                                                                                           15,700
                                                                                                  ---------------
   Total Liabilities                                                                                       16,451
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  2,797,492
Net unrealized losses on investment securities                                                             (4,391)
                                                                                                  ---------------
   Total Partners' Equity                                                                               2,793,101
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     2,809,552
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         26,002      $         16,730     $         45,523      $        29,014
   Other                                                          -                 5,000               60,713               15,268
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         26,002                21,730              106,236               44,282
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $25,264 and
     $60,295 in 2005 and 2004,
     respectively)                                           42,449                70,974               90,375              130,640
   Recovery of prior year's provision
     for valuation of advances to
     Local Limited Partnerships                                   -                     -                    -             (44,265)
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                        42,449                70,974               90,375               86,375
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in losses of
   Local Limited Partnerships and gain on
   disposal of investments in Local
   Limited Partnerships                                     (16,447)              (49,244)              15,861             (42,093)

Equity in losses of Local Limited
   Partnerships (Note 2)                                          -                     -                    -                    -

Gain on disposal of investments in Local
   Limited Partnerships (Note 2)                             32,638                     -               58,421               47,665
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $         16,191      $        (49,244)    $         74,282      $         5,572
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $            162      $           (492)    $            743      $            56
   Limited Partners                                          16,029               (48,752)              73,539                5,516
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $         16,191      $        (49,244)    $         74,282      $         5,572
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (50,000) Units                             $            .32      $           (.98)    $           1.47      $            .11
                                                   ================      ================     ================      ================


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2005
                                   (Unaudited)






                                                                                                      Net
                                                               Initial           Investor           Unrealized
                                            General            Limited           Limited             Gains
                                           Partners            Partner           Partners           (Losses)              Total


Balance of March 31, 2005               $     (377,263)    $        4,648     $    3,095,825       $   -            $    2,723,210
                                        --------------     --------------     --------------      --------------     --------------


Comprehensive Income (Loss):
  Change in net unrealized
     gains on investment
     securities available for sale                   -                  -                  -              (4,391)          (4,391)
  Net Income                                       743                  -             73,539                    -            74,282
                                        --------------     --------------     --------------       --------------     -------------
Comprehensive Income (Loss)                        743                  -             73,539               (4,391)           69,891
                                        --------------     --------------     --------------       --------------     -------------

Balance at September 30, 2005           $     (376,520)    $        4,648     $    3,169,364       $       (4,391)    $   2,793,101
                                        ==============     ==============     ==============       ==============     =============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (Unaudited)





                                                                                  2005             2004
                                                                              -------------   ---------------

Net cash provided by (used for) operating activities                          $       1,697   $     (282,150)

Net cash provided by (used for) investing activities                             (1,254,432)         107,198
                                                                              -------------   --------------

Net decrease in cash and cash equivalents                                        (1,252,735)        (174,952)

Cash and cash equivalents, beginning                                              2,744,233        5,633,518
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $   1,491,498   $    5,458,566
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $     4,686,890

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,425,051)                                                                   (5,002,526)

Cumulative cash distributions received from Local Limited Partnerships                                      (31,445)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                               (347,081)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            613,942

   Cumulative amortization of acquisition fees and expenses                                                (103,802)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                       163,059

Impairment allowance on investments in Local Limited Partnerships                                          (163,059)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
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

The Partnership's share of net losses of the Local Limited Partnerships for the six months ended September 30, 2005, is $664,756. For the six months ended September 30, 2005, the Partnership has not recognized $664,756 of equity in losses relating to three Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

During the six months ended September 30, 2005, the Partnership received additional proceeds from the sale of its interest in four Local Limited Partnership during the year ended March 31, 2005, resulting in the recognition of a net gain of $58,421.

The Partnership has no equity investees that represent more than twenty percent of the Partnership's assets, equity or net losses.

3.   Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at September 30, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At September 30, 2005, the Partnership has cash and cash equivalents of $1,491,498, as compared with $2,744,233 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities offset by proceeds from the sale of investments in Local Limited Partnership and cash provided by operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, $2,799,960 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $963,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2005, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $2,914,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions to Limited Partners were made during the six months ended September 30, 2005.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2005 resulted in a net income of $16,191 as compared to net loss of $49,244 for the same period in 2004. The increase in net income is primarily due to an increase in gain on disposal of investments in Local Limited Partnerships, and decreases in general and administrative expenses. The increase in gain on disposal of investments in Local Limited Partnerships is due to the receipt of proceeds in the current year related to the disposition of four Local Limited Partnerships in prior years.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Three Month Period (continued)

General and administrative expenses decreased primarily due to a reduction in charges from an affiliate of the General Partner for operations and administrative expense necessary for the operation of the Partnership.

Six Month Period

The Partnership's results of operations for the six months ended September 30, 2005 resulted in net income of $74,282, as compared to net income of $5,572 for the same period in 2004. The increase in net income is primarily due to an increase in other income and decreases in general and administrative expenses, offset by a decrease in recovery of provision for valuation of advances. The increase in other income relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships with carrying value of zero. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in prior years made to Local Limited Partnerships in previous years.

Portfolio Update


The Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. Beginning in 2003 and continuing through 2005, the Compliance Period of the three Properties in which the Partnership has an interest will expire.


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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached their partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Defendants. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending, and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

On or about October 3, 2005, Boston Financial Qualified Housing Tax Credits L.P. IV and its general partners ("BFQH IV") commenced litigation against Park in Suffolk Superior Court, Massachusetts and requested the court to issue a declaration that BHQH IV was not in violation of section 5.4.2 of its partnership agreement by virtue of its periodic disposition of interests in Local Limited Partnerships following expiration of the Properties' applicable Compliance Period(s). On or about October 11, 2005, Park sought leave of the court in the Missouri Action to amend its petition again and moved the court for entry of a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005 the court denied Park's request.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that they may continue to periodically dispose of interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of their partnership agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest 2-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions


As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of December 1, 2001. The Partnership transferred its remaining 50% interest in the Local Limited Partnership on September 15, 2005. The transfer resulted in taxable income projected to be approximately $95,000, or $2 per Unit. The Partnership no longer has an interest in this Property. The Property generated its final year of Tax Credits during 1998, and the Compliance Period ended in 2003.

As previously reported, during the past few years, Boulevard Commons, located in Chicago, Illinois, experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD ") on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership transferred its remaining 1% interest in the Local Limited Partnership on June 11, 2004. As a result, the Partnership no longer has an interest in this Local Limited Partnership. The transfer of the Partnership's interest in this Local Limited Partnership resulted in taxable income of $6,658,267, or approximately $133 per Unit.


As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential Mark-to-Market restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. Concurrent with this transfer, the Property's name was changed to Manhattan Park. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004, and on January 3, 2005 the Partnership transferred its remaining 2% interest. The transfer of the Partnership's interest in this Local Limited Partnership resulted in taxable income of approximately $4,514,000, or $90 per Unit.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Verdean Gardens and Cass House/Roxbury Hills, located in New Bedford, Massachusetts and Boston, Massachusetts, respectively, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties, including Verdean Gardens and Cass House/Roxbury Hills, structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODLs"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODLs from its portfolio of seventy-seven subsidized properties. In addition, effective March 1, 2003, MHFA cancelled SHARP payments for the rest of the state's fiscal year (September 20, 2003). The State did not reinstate payments for FY 2004 (September 21, 2003 to September 20, 2004). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partners requiring the Local Limited Partnerships to pay the full amount of their mortgage within 35 days.


On September 28, 2005 the first mortgage lender foreclosed on Verdean Gardens. Although the Managing General Partner was aware that the Property was a candidate for foreclosure, the Local General Partner failed to formally notify the Managing General Partner of the default in a timely manner. However, given the fact that the Property generated its final year of Tax Credits during 1999, the Compliance Period ended in 2003 and there was no deemed value in excess of debt, foreclosure had the same impact on the Partnership that a transfer of the Partnership's interest to the Local General Partner would have had. In addition, the foreclosure will result in taxable income currently projected to be approximately $19,500,000, or $389 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.


The Local General Partner of Cass House/Roxbury Hills is currently attempting to negotiate a resolution with MHFA. However, there is little risk to the Partnership since all Tax Credits have been claimed, and the Compliance Period ended on December 31, 2003.

As previously reported, the Managing General Partner joined a group of SHARP property owners called the Responsible SHARP Owners, Inc. ("RSO") and is negotiating with MHFA and the Local General Partner of Cass House/Roxbury Hills to find a solution to the problems that will result from the withdrawn subsidies. On December 16, 1998, the Partnership joined with the RSO and about twenty other SHARP property owners and filed suit against the MHFA (Mass. Sup. Court Civil Action #98-4720). Among other things, the suit seeks to enforce the MHFA's previous financial commitments to the SHARP properties. The lawsuit is complex, so no predications can be made at this time as to the ultimate outcome of this unresolved suit.

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in this Local Limited Partnership. The Partnership has received two payments totaling $100,000, leaving a balance of $400,000 on the note. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, Hazel-Winthrop, located in Chicago, Illinois has a Restricted Use Agreement that prevents the Property from being sold as market-rate housing until December 2008. In order for the Partnership to realize the market value of this Property in 2005, the Managing General Partner and the Local General Partner have agreed upon a methodology whereby the Partnership will realize in 2005 the present value of the net proceeds of the estimated market value in 2009, or $375,000, in return for the Partnership's limited partner interest. HUD will need to approve the transfer before it can be consummated. It is anticipated that the transfer will be consummated prior to December 31, 2005.

As previously reported, Brentwood Manor II, located in Nashua, New Hampshire, historically experienced weak financial results through 1999, due primarily to the high interest rate on the Property's first mortgage and a lack of rent increases. The original Local General Partner declared bankruptcy in 1997 and was replaced with an affiliate of the Managing General Partner shortly thereafter. In 1999, the Property's mortgages matured. After an extension of the debt and a workout with the lenders, new first and second mortgages were placed on the Property. In connection with this workout, the Partnership loaned the Property $182,946 from Partnership Reserves to pay off the original second mortgage at a $50,000 discount, deposited $17,500 into the Property's replacement reserve and deposited $103,500 into an operating reserve. Also in 1999, a new management agent was hired. Due to the reduced debt, the lower interest rate and better property management, operations had been stable since 1999. In June 2003, the Managing General Partner received an unsolicited offer from the management agent to purchase the Property. In October 2003, an appraisal of the Property was received, and a higher sales price was negotiated. The Property's Compliance Period ended on December 31, 2003. On March 15, 2005, a sale to the management agent in the amount of $874,000 was consummated that resulted in net sales proceeds of approximately $191,000 to the Partnership after loan repayments. On July 27, 2005, the Partnership received additional net proceeds of approximately $29,000, bringing the total net sales proceeds to approximately $219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale, including the additional net proceeds previously mentioned, is projected to result in taxable income of approximately $409,000, or $8 per Unit. The Partnership no longer has an interest in the Local Limited Partnership.

The Managing General Partner had an agreement with an unaffiliated third party entity that would ultimately allow the Partnership to dispose of its interest in one of the remaining Local Limited Partnerships. New Medford Hotel, located in Medford, Oregon, was disposed of in September 2005, when the Partnership received $2,083 in exchange for the sale of a contingent note that was created in conjunction with a Put option entered into with the previously mentioned unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves. The sale will result in a taxable loss currently projected to be approximately $51,000, or $1 per Unit. The Compliance Period for this Property ended in 2004.


The Managing General Partner is currently working with the Local General Partner of Park Terrace, located in Dundalk, Maryland, in developing an exit strategy that, if successfully, would allow the Partnership to transfer its interest before December 31, 2005.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


PART II    OTHER INFORMATION

Items 1-5  Not applicable

Item 6     Exhibits and reports on Form 8-K

           (a)    Exhibits

           31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 20, 2005

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 14, 2005                  BOSTON FINANCIAL QUALIFIED HOUSING
                                            LIMITED PARTNERSHIP

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