Form 10QSB
period 2005-12-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2006-02-14
CIK 810663

February 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-16796


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

For the quarterly period ended            December 31, 2005
                                      -------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796

                    Boston Financial Qualified Housing Limited Partnership
---------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           Delaware                     04-2947737
------------------------------     --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)          Identification No.)


   101 Arch Street, Boston, Massachusetts           02110-1106
-----------------------------------------     ----------------------------
     (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP









                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1.  Financial Statements


         Balance Sheet (Unaudited) - December 31, 2005                                           1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended December 31, 2005 and 2004                                              2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) - For the Nine Months Ended December 31, 2005                            3

         Statements of Cash Flows (Unaudited) - For the Nine Months
            Ended December 31, 2005 and 2004                                                     4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  7

PART II - OTHER INFORMATION

Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS                                                                                  17
                                                                                                17

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)





Assets

Cash and cash equivalents                                                                         $     1,878,509
Investment securities, at fair value (Note 1)                                                           1,308,651
Investment in Local Limited Partnerships (Note 2)                                                               -
Other assets                                                                                                7,829
                                                                                                  ---------------
   Total Assets                                                                                   $     3,194,989
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $        68,416
                                                                                                  ---------------
   Total Liabilities                                                                                       68,416
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,130,775
Net unrealized losses on investment securities                                                             (4,202)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,126,573
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,194,989
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)



                                                            Three Months Ended                         Nine Months Ended
                                                     December 31,           December 31,        December 31,          December 31,
                                                         2005                   2004                2005                  2004
                                                   ----------------      ----------------     ----------------      ----------
Revenue
   Investment                                      $         20,482      $          8,452     $         66,005      $         37,466
   Other                                                          -                     -               60,713                15,268
                                                   ----------------      ----------------     ----------------      ----------------
       Total Revenue                                         20,482                 8,452              126,718                52,734
                                                   ----------------      ----------------     ----------------      ----------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $30,798 and
     $85,546 in 2005 and 2004,
     respectively)                                           73,200                52,115              163,575              182,755
   Provision for valuation of advances
     to Local Limited Partnerships                                -                     -                    -             (44,265)
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                        73,200                52,115              163,575              138,490
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in losses of Local
   Limited Partnerships and gain on
   disposal of investments in Local
   Limited Partnerships                                     (52,718)              (43,663)              36,857             (85,756)

Equity in losses of Local Limited
   Partnerships (Note 2)                                          -                     -                    -                    -

Gain on disposal of investments in Local
   Limited Partnerships (Note 2)                            386,001                     -              444,422               47,665
                                                   ----------------      ----------------     ----------------     ----------------

Net Income (Loss)                                  $        333,283      $        (43,663)    $        407,565      $      (38,091)
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $          3,333      $           (437)    $          4,076      $         (381)
   Limited Partners                                         329,950               (43,226)             403,489             (37,710)
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $        333,283      $        (43,663)    $        407,565      $      (38,091)
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (50,000) Units                             $           6.60      $          (0.86)    $           8.07      $        (0.75)
                                                   ================      ================     ================      ===============


The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)





                                                               Initial           Investor            Net
                                            General            Limited            Limited           Unrealized
                                           Partners            Partner           Partners           Losses                Total

Balance of March 31, 2005               $     (377,263)    $        4,648     $    3,095,825      $                  $    2,723,210
                                        --------------     --------------     --------------      ---------------    --------------
                                                                                                  -

Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                   -                  -                  -               (4,202)          (4,202)
  Net Income                                     4,076                  -            403,489                    -           407,565
                                        --------------     --------------     --------------       --------------     -------------
Comprehensive Income (Loss)                      4,076                  -            403,489               (4,202)          403,363
                                        --------------     --------------     --------------       --------------     -------------

Balance at December 31, 2005            $     (373,187)    $        4,648     $    3,499,314       $       (4,202)    $   3,126,573
                                        ==============     ==============     ==============       ==============     =============


The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)





                                                                                  2005             2004
                                                                              -------------   ---------------

Net cash provided by (used for) operating activities                          $       2,707   $     (321,092)

Net cash provided by (used for) investing activities                               (868,431)         107,198

Net cash used for financing activities                                                    -       (3,000,000)
                                                                              -------------   --------------

Net decrease in cash and cash equivalents                                          (865,724)      (3,213,894)

Cash and cash equivalents, beginning                                              2,744,233        5,633,518
                                                                              -------------   --------------

Cash and cash equivalents, ending                                             $   1,878,509   $    2,419,624
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

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in two Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government assisted. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $     4,336,490

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $16,180,532)                                                                   (4,615,959)

Cumulative cash distributions received from Local Limited Partnerships                                      (31,445)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                               (310,914)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            568,175

   Cumulative amortization of acquisition fees and expenses                                                 (94,202)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                       163,059

Impairment allowance on investments in Local Limited Partnerships                                          (163,059)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
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

The Partnership's share of net losses of the Local Limited Partnerships for the nine months ended December 31, 2005, is $1,669,746. For the nine months ended December 31, 2005, the Partnership has not recognized $1,669,746 of equity in losses relating to six Local Limited Partnerships where cumulative equity in losses and cumulative distributions from Local Limited Partnerships exceeded its total investments in these Local Limited Partnerships.

The Partnership's interests in four of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2005 resulting in a gain of $444,422.

3.   Reclassifications

Certain reclassifications regarding provision for valuation of advances to Local Limited Partnerships have been made to prior period financial statements to conform to the current period presentation.

4.   Significant Equity Investees

The following Local Limited Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of either December 31 2005 or 2004 or net losses for the three months ended December 31, 2005 or 2004. The following financial information represents the performance of the Local Limited Partnership for the three months ended December 31, 2005 and/or 2004:

         Hazel Winthrop                2005              2004
         --------------            -------------    -------------
         Revenue                   $     100,859    $      91,061
         Net Income (Loss)         $       1,204    $      (1,643)

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

This Interpretation requires consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIEs and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership is required to disclose its maximum exposure to economic and

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2005). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Liquidity and Capital Resources

At December 31, 2005, the Partnership has cash and cash equivalents of $1,878,509, as compared with $2,744,233 at March 31, 2005. The decrease is primarily attributable to purchases of investment securities offset by proceeds from the disposal of investments in Local Limited Partnerships and cash provided by operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, $3,187,160 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $964,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,302,000 of operating funds and proceeds from liquidation of interests in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. During 2006, the Managing General Partner will continue to monitor the Partnership's Reserve levels to determine whether amounts of available cash, due in large part to proceeds from the disposition of Local Limited Partnerships, exceed reasonably necessary levels. If so, a distribution to Limited Partners may be warranted. However, there can be no assurances as to the amounts or timing of such a distribution.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended December 31, 2005 resulted in a net income of $333,283 as compared to net loss of $43,663 for the same period in 2004. The increase in net income is primarily due to an increase in gain on disposal of investments in Local Limited Partnerships, partially offset by an increase in general and administrative expenses. The increase in gain on disposal of investments in Local Limited Partnerships is due to the receipt of proceeds in the current year related to the disposition of one Local Limited Partnership. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Partnership is currently involved.

Nine Month Period

The Partnership's results of operations for the nine months ended December 31, 2005 resulted in net income of $407,565, as compared to net loss of $38,091 for the same period in 2004. The increase in net income is primarily due to an increase in gain on disposal of investments in Local Limited Partnerships, an increase in other income and decreases in general and administrative expenses, offset by a decrease in recovery of provision for valuation of advances. The increase in gain on disposal of investments in Local Limited Partnerships is due to the receipt of proceeds in the current year related to the disposition of four Local Limited Partnerships in prior years, and one Local Limited Partnership this year. The increase in other income relates to the timing of distributions received by the Partnership from Local Limited Partnerships, and an increase in distributions from Local Limited Partnerships with carrying value of zero. General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships resulted from the reimbursement of advances in prior years made to Local Limited Partnerships in previous years.

Portfolio Update

As of December 31, 2005, the Partnership's investment portfolio consisted of limited partnership interests in two Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Partnership has generated Tax Credits of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the two Properties in which the Partnership has an interest expired on December 31, 2005.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interests. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)


On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.


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

As previously reported, on September 28, 2005 the first mortgage lender foreclosed on Verdean Gardens. Although the Managing General Partner was aware that the Property was a candidate for foreclosure, the Local General Partner failed to formally notify the Managing General Partner of the default in a timely manner. However, given the fact that the Property generated its final year of Tax Credits during 1999, the Compliance Period ended in 2003 and there was no deemed value in excess of debt, foreclosure had the same impact on the Partnership that a transfer of the Partnership's interest to the Local General Partner would have had. In addition, the foreclosure will result in taxable income projected to be approximately $19,500,000, or $389 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in this Local Limited Partnership. The Partnership has received two payments totaling $100,000, leaving a balance of $400,000 on the note. Because the amounts remaining unpaid are contingent on cash flow levels that may not be achieved, and the timing and amounts, if any, of future payments are uncertain, the Partnership has not recorded a receivable on its balance sheet. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

As previously reported, Hazel-Winthrop, located in Chicago, Illinois had a Restricted Use Agreement that prevented the Property from being sold as market-rate housing until December 2008. In order for the Partnership to realize the market value of this Property in 2005, the Managing General Partner and the Local General Partner agreed upon a methodology whereby the Partnership would realize in 2005 the present value of the net proceeds of the estimated market value in 2009, or $375,000, in return for the Partnership's limited partner interest. On December 30, 2005, the Partnership received $386,000, or approximately $8 per Unit, in exchange for the Partnership's limited partner interest. The transfer of the Partnership's interest in this Local Limited Partnership resulted in taxable income projected to be approximately $1,367,000, or $27 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in the Local Limited Partnership as HUD approved the Transfer of Physical Assets application on December 28, 2005.

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

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Managing General Partner had an agreement with an unaffiliated third party entity that would ultimately allow the Partnership to dispose of its interest in one of the remaining Local Limited Partnerships. New Medford Hotel, located in Medford, Oregon, was disposed of in September 2005, when the Partnership received $2,083 in exchange for the sale of a contingent note that was created in conjunction with a Put option entered into with the previously mentioned unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain the entire amount of net proceeds from this sale in Reserves. The sale will result in a taxable loss projected to be approximately $51,000, or $1 per Unit. The Compliance Period for this Property ended in 2004.

As previously reported, the Managing General Partner is currently working with the Local General Partner of Park Terrace, located in Dundalk, Maryland, in developing an exit strategy that, if successfully, would allow the Partnership to transfer its interest in 2006.

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

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 14, 2006          BOSTON FINANCIAL QUALIFIED HOUSING
                                    LIMITED PARTNERSHIP

                                    By:  29 Franklin Street, Inc.,
                                         its Managing General Partner


                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC