Form 10KSB
period 2006-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2006-06-29
CIK 810663

June 28, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Annual Report on Form 10-KSB for the Year Ended March 31, 2006 File Number 0-16796


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

For the fiscal year ended                            March 31, 2006
                           -------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------            -------------

                                      Commission file number       0-16796
                                                                --------------

     Boston Financial Qualified Housing Limited Partnership
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Delaware                           04-2947737
--------------------------------------------   ------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

   101 Arch Street, Boston, Massachusetts           02110-1106
--------------------------------------------     ----------------------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (617) 439-3911
                                                    ---------------

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
                                                   Yes  X     No
                                                       ---      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $50,000,000 as of March 31, 2006
                                        --------------------------------

                                       K-5
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                                Part of Report on
                                                                                Form 10-KSB into
                                                                                Which the Document
Documents incorporated by reference                                             is Incorporated
-----------------------------------                                             --------------------

Post-Effective Amendments Nos. 1 through 3
 to the Form S-11 Registration Statement,
 File # 33-11910                                                                Part I, Item 1

Report on Form 8-K filed on July 7, 1988                                        Part I, Item 1

Report on Form 8-K filed on January 20, 1989                                    Part I, Item 1

Acquisition Reports                                                             Part I, Item 1

Prospectus - Sections Entitled:

     "Estimated Use of Proceeds"                                                Part III, Item 12

     "Management Compensation and Fees"                                         Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                           Part III, Item 12


             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS



PART 1                                                                                Page No.

       Item 1     Business                                                              K-3
       Item 2     Properties                                                            K-5
       Item 3     Legal Proceedings                                                     K-12
       Item 4     Submission of Matters to a
                  Vote of Security Holders                                              K-13

PART II

       Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                                   K-13
       Item 6     Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                   K-13
       Item 7     Financial Statements and Supplementary Data                           K-19
       Item 8     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                K-19
       Item 8A    Controls and Procedures                                               K-19
       Item 8B    Other Information                                                     K-19


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

                  Transactions                                                          K-21
       Item 13    Exhibits, Financial Statement Schedules and

                  Reports on Form 8-K                                                   K-22
       Item 14    Principal Accountant Fees and Services                                K-22


SIGNATURES                                                                              K-23
----------

CERTIFICATIONS                                                                          K-24
--------------


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



                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Barrington Manor (1)                                          Fargo, ND                             12/31/87
Bingham (1)                                                   Bingham, ME                           12/30/87
Birmingham Village (1)                                        Randolph, ME                          12/30/87
Bittersweet (1)                                               Randolph, MA                          10/27/87
Boulevard Commons (1)                                         Chicago, IL                           07/14/88
Brentwood Manor II (1)                                        Nashua, NH                            01/20/89
Cass House/Roxbury Hills                                      Boston, MA                            06/08/88
Chestnut Lane (1)                                             Newnan, GA                            08/01/88
Coronado Courts (1)                                           Douglas, AZ                           12/18/87
Country Estates (1)                                           Glennville, GA                        03/01/88
600 Dakota (1)                                                Wahpeton, ND                          10/01/88
Delmar (1)                                                    Gillette, WY                          10/01/88
Duluth (1)                                                    Sioux Falls, SD                       10/01/88
Elmore Hotel (1)                                              Great Falls, MT                       12/22/87
Graver Inn (1)                                                Fargo, ND                             12/31/87
Hazel-Winthrop (1)                                            Chicago, IL                           12/30/87
Hughes (1)                                                    Mandan, ND                            12/31/87
Lakeview Heights (1)                                          Clearfield, UT                        12/30/87
Logan Plaza (1)                                               New York, NY                          05/10/88
New Medford Hotel (1)                                         Medford, OR                           12/22/87
Heritage View (1)                                             New Sweden, ME                        12/30/87
Park Terrace                                                  Dundalk, MD                           01/20/89
Pebble Creek (1)                                              Arlington, TX                         06/20/88
Hillcrest III (1)                                             Perryville, MO                        03/31/89
Pine Village (1)                                              Pine Mountain, GA                     03/01/88
Rolling Green (1)                                             Edmond, OK                            09/30/87
Sierra Pointe (1)                                             Las Vegas, NV                         09/01/87
Sierra Vista (1)                                              Aurora, CO                            09/30/87
Talbot Village (1)                                            Talbotton, GA                         03/01/88
Trenton (1)                                                   Salt Lake City, UT                    12/30/87
Verdean Gardens (1)                                           New Bedford, MA                       05/31/88
Willowpeg Village (1)                                         Rincon, GA                            03/01/88
Windsor Court (1)                                             Aurora, CO                            12/30/87

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. The Local General Partners of the Local Limited Partnerships are identified in the Acquisition Reports, which are incorporated herein by reference.

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

The Partnership is managed by Franklin Street 29, Inc., the Managing General Partner of the Partnership. The other General Partner of the Partnership is Franklin 29 Limited Partnership. The Partnership, which does not have any employees, reimburses MMA Financial, Inc. ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in two Local Limited Partnerships which own and operate Properties, all of which benefit from some form of federal, state or local assistance program and which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Partnership's ownership interest in each Local Limited Partnership is 99%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from its relevant state Tax Credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements.

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




                                                           Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------


     Barrington Manor
       Limited Partnership (1)
     Barrington Manor
     Fargo, ND

     Bingham Family Housing
       Associates
       (A Limited Partnership) (1)
     Bingham
     Bingham, ME

     Birmingham Housing Associates
       (A Limited Partnership) (1)
     Birmingham Village
     Randolph, ME

     MB Bittersweet Associates Limited
       Partnership (1)
     Bittersweet
     Randolph, MA

     Boulevard Commons
       Limited Partnership (1)
     Boulevard Commons
     Chicago, IL

     Michael J. Dobens
       Limited Partnership I (1)
     Brentwood Manor II
     Nashua, NH



                                                          Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------

     Cass House Associates Limited
       Partnership
     Cass House/Roxbury Hills
     Boston, MA                        111          $ 2,141,090      $ 2,141,090      $  7,601,380         None             92%

     Chestnut Lane Limited
       Partnership (1)
     Chestnut Lane
     Newnan, GA

     Coronado Courts Limited
       Partnership (1)
     Coronado Courts
     Douglas, AZ

     Glennville Properties
       (A Limited Partnership) (1)
     Country Estates
     Glennville, GA

     600 Dakota Properties
       Limited Partnership (1)
     600 Dakota
     Wahpeton, ND

     Delmar Housing Associates
       Limited Partnership (1)
     Delmar
     Gillette, WY







                                                          Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------



     Duluth Limited Partnership (1)
     Duluth
     Sioux Falls, SD

     Oregon Landmark-Three
       Limited Partnership (1)
     Elmore Hotel
     Great Falls, MT

     Graves Inn
       Limited Partnership (1)
     Graver Inn
     Fargo, ND

     Hazel-Winthrop Apartments
       Limited Partnership (1) A
     Hazel-Winthrop
     Chicago, IL

     Heritage Court
       Limited Partnership
     Park Terrace
     Dundalk, MD                       101            2,048,750        2,048,750           1,565,611        None            96%

     Hughes Apartments
       Limited Partnership (1)
     Hughes
     Mandan, ND







                                                          Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------


     Lakeview Heights Apartments,
       Ltd. (A Limited Partnership) (1)
     Lakeview Heights
     Clearfield, UT

     Logan Plaza Associates
       (A Limited Partnership) (1)
     Logan Plaza
     New York, NY

     New Medford Hotel Associates
       Limited Partnership (1)
     New Medford Hotel
     Medford, OR

     New Sweden Housing Associates
       (A Limited Partnership) (1)
     Heritage View
     New Sweden, ME

     2225 New York Avenue, Ltd.
       (A Limited Partnership)  (1)
     Pebble Creek
     Arlington, TX

     Perryville Associates I, L.P.
       (A Limited Partnership) (1)
     Hillcrest III
     Perryville, MO






                                                          Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------


     Pine Village Limited Partnership
       (A Limited Partnership) (1)
     Pine Village
     Pine Mountain, GA

     Rolling Green Housing Associates,
       Ltd. (a Limited Partnership) (1)
     Rolling Green
     Edmond, OK

     Sierra Vista Housing Associates,
       Ltd. (a Limited Partnership) (1)
     Sierra Pointe
     Las Vegas, NV

     Sundance Housing Associates,
       Ltd. (A Limited Partnership) (1)
     Sierra Vista
     Aurora, CO

     Talbot Village Limited Partnership
       (A Limited Partnership) (1)
     Talbot Village
     Talbotton, GA

     Terrace Housing Associates,
       Ltd. (a Limited Partnership) (1)
     Terrace
     Oklahoma City, OK

     Trenton Apartments, Ltd,
        (a Limited Partnership) (1)
     Trenton
     Salt Lake City, UT

                                                          Capital Contributions
          Local Limited Partnership                      Total          Paid          Mtge. Loans                     Occupancy at
                Property Name        Number of        Committed at    Through        Payable at          Type of         March 31,
             Property Location       Apts Units      March 31, 2006  March 31, 2006  December 31, 2005   Subsidy *          2006
     ----------------------------  ------------      -------------  ---------------- ----------------- --------------  -----------


     Verdean Gardens Associates Limited
       Partnership (1)
     Verdean Gardens
     New Bedford, MA

     Willowpeg Village Limited Partnership (1)
     Willowpeg Village
     Rincon, GA

     Windsor Court Housing Associates,
       Ltd. (a Limited Partnership) (1)
     Windsor Court
     Aurora, CO
                                      ------       --------------    ------------    ---------------
                                        212       $    4,189,840     $   4,189,840   $     9,166,991
                                      ======       ==============    =============   ===============









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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As of March 31, 2006, there were 2,668 record holders of Units of the Partnership.

Cash distributions, when made, are paid annually. No cash distributions were paid during the year ended March 31, 2006. Cash distributions of $3,000,000 were made to the Limited Partners during the year ended March 31, 2005.

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


Executive Level Overview

The Partnership was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and iv) provide cash distributions from sale or refinancing transactions.

As of March 31, 2006, the Partnership's investment portfolio consisted of limited partnership interests in two Local Limited Partnerships, each of which owned and operated a multi-family apartment complex and each of which has generated Tax Credits. As a result of a foreclosure on April 26, 2006 on the property owned by one of the two Local Limited Partnerships, the Partnership's investment portfolio currently consists of a limited partnership interest in one Local Limited Partnership. Since inception, the Partnership generated Tax Credits of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in recapture of a portion of the property's Tax Credits. The Compliance Period of the Property in which the Partnership has an interest expired on December 31, 2002. The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnership. It is unlikely that the disposition of this Local Limited Partnership interest will generate any material cash distributions to the Partnership. Four of the Local Limited Partnerships in which the Partnership had an investment were disposed of during the twelve months ended March 31, 2006.


The Managing General Partner will continue to closely monitor the operations of the Property and will formulate disposition strategies with respect to the Partnership's remaining Local Limited Partnership interest. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Critical Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.


The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments.


Liquidity and Capital Resources

At March 31, 2006, the Partnership has cash and cash equivalents of $1,765,351, as compared with $2,744,233 at March 31, 2005. The decrease is primarily attributable to the purchase of investment securities, offset by proceeds from the disposal of investments in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, $3,076,359 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $964,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,191,000 of operating funds and proceeds from disposal of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash distributions

No cash distributions were made to Limited Partners in the year ended March 31, 2006. During the year ended March 31, 2005, cash distributions of $3,000,000 were made to the Limited Partners. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs.

Results of Operations

The Partnership's results of operations for the year ended March 31, 2006 resulted in net income of $359,029, as compared to net income of $287,240 for the same period in 2005. The increase in net income is primarily due to an increase in gain on disposal of investments in Local Limited Partnerships, an increase in investment income. The increase is partially offset by a decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships and an increase in general and administrative expenses. The increase in gain on disposal of investments in Local Limited Partnerships is due to the receipt of proceeds in the current year related to the disposition of four Local Limited Partnerships in the prior year and one Local Limited Partnership this year. The increase in investment income is primarily attributable to an increase in investment securities arising from sale proceeds received during the year end March 31, 2006, and the Partnership investing in more lucrative securities. The decrease in recovery of provision for valuation allowance on advances to Local Limited Partnerships resulted from the reimbursement of advances in prior years made to Local Limited Partnership in previous years. The increase in general and administrative expenses is due an increase in expenses associated with auditing the Partnership's financial statements partially offset by a decrease in changes due to an affiliate of the Managing General Partner for operational and administrative expense necessary for the operations of the Partnerships.

Low-Income Housing Tax Credits

The 2005 and 2004 Low-Income Housing Tax Credits per Unit for individuals was $0.00 and $.21 respectively. The Tax Credits per Limited Partner stabilized in 1991 at approximately $148.00 per Unit for individuals and $158.00 per Unit for corporations. The credits have decreased significantly as all Properties have reached the end of the ten-year credit period.

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

As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of December 1, 2001. The Partnership transferred its remaining 50% interest in the Local Limited Partnership on September 15, 2005. The transfer resulted in 2005 taxable income of $57,091, or $1.14 per Unit. The Partnership no longer has an interest in this Property. The Property generated its final year of Tax Credits during 1998, and the Compliance Period ended in 2003.

As previously reported, during the past few years, Boulevard Commons, located in Chicago, Illinois, experienced operating deficits due to expenses associated with high unit turnover, security issues and increasing maintenance and capital needs. As a result of these issues, Boulevard Commons' mortgage went into default. In October 1998, affiliates of the Managing General Partner replaced the Local General Partners with a new unaffiliated non-profit general partner. The interest of the original Local General Partners was converted to a special limited partner interest with no right to participate in the management of the Local Limited Partnership. Further, the Managing General Partner consummated the transfer of 48.5% of the Partnership's capital and profits in the Local Limited Partnership to the new Local General Partner on October 9, 1998. The Managing General Partner had the right to transfer the Partnership's remaining interest to the new Local General Partner any time after one year from October 9, 1998. After obtaining final approval to transfer the Partnership's remaining interest in the Local Limited Partnership from the United States Department of Housing and Urban Development ("HUD") on April 7, 2003, the Managing General Partner transferred an additional 49.5% of its interest in the Local Limited Partnership. The Partnership transferred its remaining 1% interest in the Local Limited Partnership on June 11, 2004. As a result, the Partnership no longer has an interest in this Local Limited Partnership. The transfer of the Partnership's interest in this Local Limited Partnership resulted in taxable income of $6,658,267, or approximately $133 per Unit.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential mark-to-market restructuring. On March 18, 2002, a commitment letter for mark-to-market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. Concurrent with this transfer, the Property's name was changed to Manhattan Park. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004, and on January 3, 2005 the Partnership transferred its remaining 2% interest, resulting in 2005 taxable income of $25,713 or $.51 per Unit. The transfer of the Partnership's entire interest in this Local Limited Partnership resulted in taxable income of $4,539,231, or $90.78 per Unit.

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

On September 28, 2005 the first mortgage lender foreclosed on Verdean Gardens. Although the Managing General Partner was aware that the Property was a candidate for foreclosure, the Local General Partner failed to formally notify the Managing General Partner of the default in a timely manner. However, given the fact that the Property generated its final year of Tax Credits during 1999, the Compliance Period ended in 2003 and there was no deemed value in excess of debt, foreclosure had the same impact on the Partnership that a transfer of the Partnership's interest to the Local General Partner would have had. In addition, the foreclosure resulted in 2005 taxable income of $19,508,088 or $390.16 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

On March 24, 2006 the first mortgage lender initiated foreclosure proceedings on Cass House through a Notice of Sale. On April 26, 2006 the first mortgage lender foreclosed on Cass House. Foreclosure had the same impact on the Partnership that a transfer of the Partnership's interest to the Local General Partner would have had given the fact that the Property generated its final year of Tax Credits during 1999, the Compliance Period ended in 2002 and there was no deemed value in excess of debt. This foreclosure will result in 2006 taxable income projected to be approximately $19,600,000 or $392 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in this Local Limited Partnership. As of March 31, 2006, the Partnership has received two payments totaling $100,000, leaving a balance of $400,000 on the note. The first payment of $50,000 was received in January 2005 and the second $50,000 was received in May 2005. Because the unpaid amount is contingent on cash flow levels that may not be achieved and the timing and amounts, if any, of future payments are uncertain, the Partnership has not recorded a receivable on its balance sheet. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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

As previously reported, Hazel-Winthrop, located in Chicago, Illinois had a Restricted Use Agreement that prevented the Property from being sold as market-rate housing until December 2008. In order for the Partnership to realize the market value of this Property in 2005, the Managing General Partner and the Local General Partner agreed upon a methodology whereby the Partnership would realize in 2005 the present value of the net proceeds of the estimated market value in 2009, or $375,000, in return for the Partnership's limited partner interest. On December 30, 2005, the Partnership received $386,000, or approximately $8 per Unit, in exchange for the Partnership's limited partner interest. The transfer of the Partnership's interest in this Local Limited Partnership resulted in 2005 taxable income of $1,318,164, or $26.38 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. The Partnership no longer has an interest in the Local Limited Partnership as HUD approved the Transfer of Physical Assets application on December 28, 2005.


As previously reported, Brentwood Manor II, located in Nashua, New Hampshire, historically experienced weak financial results through 1999, due primarily to the high interest rate on the Property's first mortgage and a lack of rent increases. The original Local General Partner declared bankruptcy in 1997 and was replaced with an affiliate of the Managing General Partner shortly thereafter. In 1999, the Property's mortgages matured. After an extension of the debt and a workout with the lenders, new first and second mortgages were placed on the Property. In connection with this workout, the Partnership loaned the Property $182,946 from Partnership Reserves to pay off the original second mortgage at a $50,000 discount, deposited $17,500 into the Property's replacement reserve and deposited $103,500 into an operating reserve. Also in 1999, a new management agent was hired. Due to the reduced debt, the lower interest rate and better property management, operations had been stable since 1999. In June 2003, the Managing General Partner received an unsolicited offer from the management agent to purchase the Property. In October 2003, an appraisal of the Property was received, and a higher sales price was negotiated. The Property's Compliance Period ended on December 31, 2003. On March 15, 2005, a sale to the management agent in the amount of $874,000 was consummated that resulted in net sales proceeds of approximately $191,000 to the Partnership after loan repayments. On July 27, 2005, the Partnership received additional net proceeds of approximately $28,000, bringing the total net sales proceeds to approximately $219,000. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves. This sale, including the additional net proceeds previously mentioned, resulted in 2005 taxable income of $278,038, or $5.56 per Unit. The Partnership no longer has an interest in the Local Limited Partnership.


The Managing General Partner had an agreement with an unaffiliated third party entity that would ultimately allow the Partnership to dispose of its interest in one of the Local Limited Partnerships. New Medford Hotel, located in Medford, Oregon, was disposed of in September 2005, when the Partnership received $2,083 in exchange for the sale of a contingent note that was created in conjunction with a Put option entered into with the previously mentioned unaffiliated third party. Based on the operating performance of the Property, the Managing General Partner determined that there was very little value above debt in the Property. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds from this sale in Reserves. The sale resulted in a 2005 taxable loss of $35,180, or $.70 per Unit. The Compliance Period for this Property ended in 2004.

The Managing General Partner is currently working with the Local General Partner of Park Terrace, located in Dundalk, Maryland, in developing an exit strategy that, if successful, would allow the Partnership to transfer its interest in 2006.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnership for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

Item 8A.  Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's Principal Executive Officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2006.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Partnership is Franklin Street 29, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in January 1987. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.


     Name                                           Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, no person is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

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

Except as described in the preceding paragraph, neither Franklin Street 29, Inc., Franklin L.P., nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Partnership was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Partnership and the offering of Units. The Partnership is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Partnership and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Partnership distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if the Partnership is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid in the two years ended March 31, 2006 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds," "Management Compensation and Fees," and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expense reimbursements made in the two years ended March 31, 2006 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay certain fees to and reimburse expenses of the General Partners and others in connection with the organization of the Partnership and the offering of its Limited Partnership Units. Selling commissions, fees and accountable expenses related to the sale of the Units totaling $6,164,983 have been charged directly to Limited Partners' equity. In connection therewith, $3,963,740 of selling expenses and $2,201,243 of offering expenses incurred on behalf of the Partnership have been paid to an affiliate of the General Partner. The Partnership has capitalized an additional $50,000 of organizational costs, which were reimbursed to an affiliate of the General Partner. These costs have been fully amortized. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses and selling expenses were paid during the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Partnership was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnerships. Acquisition fees totaled 8% of the Gross Proceeds. Acquisition expenses include such expenses as legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses. Acquisition fees totaling $4,000,000 for the closing of the Partnership's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Acquisition expenses totaling $770,577 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2006.

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries, benefits and expenses. The reimbursements are based upon the size and complexity of the Partnership's operations. reimbursements paid or payable in each of the two years ended March 31, 2006 are as follows:

                                               2006                  2005
                                            --------------        ----------

Salaries and benefits expense reimbursements  $ 36,188            $  104,183

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Partnership Street 29, Franklin, Inc. and Franklin LP, may receive 1% of cash distributions paid to partners. No cash distributions were paid to the General Partners in each of the two years ended March 31, 2006.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during each of the two years ended March 31, 2006 is presented in Note 5 to the Financial Statements.

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

Item 14.  Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years end March 31, 2006 as follows:

                                    2006                  2005
                                --------------        ----------
Audit fees                      $       90,880         $    19,250
Tax fees                        $        2,400         $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

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


     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   Franklin Street 29, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                          Date:    June 28, 2006
           -------------------------------                   -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                       Date:    June 28, 2006
           -------------------------------                 ----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.


     By:   /s/Michael H. Gladstone                Date:   June 28, 2006
           -------------------------------                -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

                . BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                ANNUAL REPORT ON FORM 10-KSB
                             FOR THE YEAR ENDED MARCH 31, 2006

                                        INDEX


                                                                           Page No.

Report of Independent Registered Public Accounting Firm
     for the years ended March 31, 2006 and 2005                             F-2

Financial Statements

     Balance Sheet - March 31, 2006                                          F-3

     Statements of Operations - For the years ended
       March 31, 2006 and 2005                                               F-4

     Statements of Changes in Partners' Equity (Deficiency) -
       For the years ended March 31, 2006 and 2005                           F-5

     Statements of Cash Flows - For the years ended
       March 31, 2006 and 2005                                               F-6

     Notes to the Financial Statements                                       F-7




              Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP




                                  BALANCE SHEET
                                  March 31, 2006



         Assets

Cash and cash equivalents                                                                         $     1,765,351
Investment securities, at fair value (Note 3)                                                           1,311,008
Investments in Local Limited Partnerships (Note 4)                                                              -
Other assets                                                                                               11,952
                                                                                                  ---------------
   Total Assets                                                                                   $     3,088,311
                                                                                                  ===============

Liabilities and Partners' Equity

Accrued expenses                                                                                  $        15,163
                                                                                                  ---------------
   Total Liabilities                                                                                       15,163
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,082,239
Net unrealized losses on investment securities                                                             (9,091)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,073,148
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,088,311
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                      2006                     2005
                                                                                ----------------         ----------
         Revenue:
   Investment                                                                  $    101,041         $        49,805
   Other                                                                             10,713                  15,268
                                                                               ------------             -----------
     Total Revenue                                                                  111,754                  65,073
                                                                               ----------------         -----------

Expense:
   General and administrative (includes reimbursements
     to an affiliate in the amount of $36,188 and
     $104,183 in 2006 and 2005, respectively (Note 5)                               247,147                 244,693
   Recovery of prior year's provision for valuation allowance on
     advances to Local Limited Partnerships (Note 4)                                                       (235,106)
                                                                             ---------------        ---------------
                                                                        -
       Total Expense                                                                247,147                   9,587
                                                                           ----------------         ---------------

Income (Loss) before equity in income of Local Limited Partnerships and gain on disposal of investments in Local
   Limited Partnerships                                                            (135,393)                 55,486

Equity in income of Local Limited Partnerships (Note 4)                                   -                       -

Gain on disposal of investments in Local Limited
   Partnerships (Note 4)                                                            494,422                 231,754
                                                                           ----------------         ---------------

Net Income                                                                 $        359,029         $       287,240
                                                                           ================         ===============

Net Income allocated:
   General Partners                                                        $        407,994         $         2,872
   Limited Partners                                                                 (48,965)                284,368
                                                                           ----------------         ---------------
                                                                           $        359,029         $       287,240
                                                                           ================         ===============
Net Income (Loss) per Limited Partner Unit
   (50,000 Units)                                                          $         (0.98)         $          5.69
                                                                           ===============          ===============



The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                          For the Years Ended March 31, 2006 and 2005




                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total

Balance at March 31, 2004                      $    (380,135)    $        4,648     $    5,811,457     $           -   $ 5,435,970

Limited Partner Distribution (Note 5)                      -                  -         (3,000,000)                -    (3,000,000)

Net Income                                             2,872                  -            284,368                 -       287,240
                                               -------------     --------------     --------------     -------------   -----------

Balance at March 31, 2005                           (377,263)             4,648          3,095,825                 -     2,723,210
                                               -------------     --------------     --------------     -------------    ----------

Comprehensive Income (Loss):
  Change in net unrealized
       losses on investment securities
       available for sale                                  -                  -                  -            (9,091)       (9,091)
  Net Income (Loss)                                  407,994                  -            (48,965)                -       359,029
                                               -------------     --------------     --------------     -------------     ---------
Comprehensive Income (Loss)                          407,994                  -            (48,965)           (9,091)      349,938
                                               -------------     --------------     --------------     -------------     ---------

Balance at March 31, 2006                      $      30,731     $        4,648     $    3,046,860     $      (9,091)   $3,073,148
                                               =============     ==============     ==============     =============    ==========


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005




                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Income                                                              $        359,029         $       287,240
   Adjustments to reconcile net income to net
     cash used for operating activities:
   Gain on disposal of investments in Local Limited
     Partnerships                                                                  (494,422)               (231,754)
   Recovery of provision for valuation allowance on advances
     to Local Limited Partnerships                                                        -                (235,106)
   Provision for valuation allowance on investments in Local
     Limited Partnerships
   Cash distributions included in net income                                              -                  (5,000)
   Accretion                                                                         (7,247)                      -
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
   Accounts receivable                                                                    -                  37,174
   Other assets                                                                     (11,775)                   (117)
   Due to affiliates                                                                      -                (217,194)
   Accrued expenses                                                                  (6,037)                  3,612
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (160,452)               (361,145)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchases of investment securities                                            (1,312,852)                      -
   Reimbursements of advances to Local Limited Partnerships                               -                 235,106
   Cash distributions received from Local
     Limited Partnerships                                                                 -                   5,000
   Proceeds received from disposal of investments in Local
     Limited Partnerships                                                           494,422                 231,754
                                                                           ----------------        ----------------
Net cash provided by (used for) investing activities                               (818,430)                471,860
                                                                           ----------------        ----------------

Cash flows from financing activities:
   Limited Partner distribution                                                           -              (3,000,000)
                                                                           ----------------         ---------------
Net cash  provided by (used for) financing activities                                     -              (3,000,000)
                                                                           ----------------        ----------------

Net decrease in cash and cash equivalents                                          (978,882)             (2,889,285)

Cash and cash equivalents, beginning                                             2,744,233                5,633,518
                                                                           ---------------          ---------------

Cash and cash equivalents, ending                                          $      1,765,351         $     2,744,233
                                                                           ================         ===============



The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP





                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Qualified Housing Limited Partnership (the "Partnership") was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in other limited partnerships ("Local Limited Partnerships"), each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of tax credits which qualified investors may use to offset their federal income tax liability; (ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and
iv) provide cash distributions from sale or refinancing transactions. The General Partners of the Partnership are Franklin Street 29, Inc., which serves as the Managing General Partner, and Franklin 29 Limited Partnership, which serves as the Initial Limited Partner. Both of the General Partners are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Partnership ends on March 31.

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

Under the terms of the Partnership Agreement, the Partnership originally designated 5% of Gross Proceeds from the sale of Units as a reserve for working capital of the Partnership and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. As of March 31, 2006, the Managing General Partner has designated $3,076,359 of cash, cash equivalents and investment securities as such Reserve.

Generally, profits, losses, tax credits and cash flows from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit position certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Partnership's investment securities are classified as "Available for Sale" securities and are reported at fair value as reported by the brokerage firm at which the securities are held. All investment securities have fixed maturities. Realized gains and losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

2.   Significant Accounting Policies (continued)

         Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Partnership invests are Variable Interest Entities ("VIE"s). The Partnership is involved with the VIEs as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIEs. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

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

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnership. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $    1,320,099      $            -      $       (9,091)    $    1,311,008
                                          --------------      --------------      --------------     --------------

Investment securities
   at March 31, 2006                      $    1,320,099      $            -      $       (9,091)    $    1,311,008
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       973,799           $     969,212
Due in one year to five years                                                     346,300                 341,796
                                                                          ---------------           -------------
                                                                          $     1,320,009           $   1,311,008
                                                                          ===============           =============



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

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                     $     4,336,490

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $15,045,524)                                                                   (4,615,959)

Cumulative cash distributions received from Local Limited Partnerships                                      (31,445)
                                                                                                     --------------

Investments in Local Limited Partnerships before adjustments                                               (310,914)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            568,175

   Cumulative amortization of acquisition fees and expenses                                                 (94,202)
                                                                                                     --------------

Investments in Local Limited Partnerships before valuation allowance                                        163,059

Valuation allowance on investments in Local Limited Partnerships                                           (163,059)
                                                                                                     --------------

Investments in Local Limited Partnerships                                                            $            -
                                                                                                     ==============

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2005 and 2004 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------
Assets:
   Investment property, net                                                  $      8,539,741    $     23,155,849
   Other assets                                                                     1,044,526           5,038,751
                                                                             ----------------    ----------------
     Total Assets                                                            $      9,584,267    $     28,194,600
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $      9,166,991    $     42,723,895
   Other liabilities                                                               15,791,586          24,791,041
                                                                             ----------------    ----------------
     Total Liabilities                                                             24,958,577          67,514,936
                                                                             ----------------    ----------------

Partnership's equity (deficiency)                                                 (15,483,437)        (39,242,634)
Other partners' equity (deficiency)                                                   109,127             (77,702)
                                                                             ----------------    ----------------
   Total Partners' Deficiency                                                     (15,374,310)        (39,320,336)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Deficiency                                $      9,584,267    $     28,194,600
                                                                             ================    ================

Summarized Statements of Operations - for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $      5,155,630    $      6,333,849

Expenses:
   Operating                                                                        2,795,485           5,303,876
   Interest                                                                         1,932,586           2,509,663
   Depreciation and amortization                                                      847,173           1,287,673
                                                                             ----------------    ----------------
     Total Expenses                                                                 5,575,244           9,101,214
                                                                             ----------------    ----------------

Net Loss                                                                     $       (419,614)   $     (2,767,365)
                                                                             ================    ================

Partnership's share of net loss                                              $       (386,955)   $     (3,471,129)
                                                                             ================    ================
Other partners' share of net loss                                            $        (32,659)   $         (2,982)
                                                                             ================    ================

For the years ended March 31, 2006 and 2005, the Partnership has not recognized $1,744,046 and $3,471,129, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $1,357,091 were included in losses recognized in the year ended March 31, 2006.

The Partnership's deficit as reflected by the Local Limited Partnerships of ($15,483,437) differs from the Partnership's investments in Local Limited Partnerships before adjustments of ($310,914) primarily due to cumulative unrecognized losses as described above, advances to Local Limited Partnerships which the Partnership included in investments in Local Limited Partnerships and differences in the accounting treatment of miscellaneous items.

The Partnership's interests in four of its investments in Local Limited Partnerships were disposed of during the year ended March 31, 2006, resulting in gains totaling $494,422.

For the year ended March 31, 2006 one of the Local Limited Partnerships with carrying value of $0 was considered to have operating issues significant enough to warrant audit reports that raised a substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, since the Local Limited Partnership has a carrying value of $0, there is no substantial risk to the Partnership.

                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the cost of the Partnership's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $36,188 and $104,183, respectively, that the Partnership has incurred and paid for these expenses. As of March 31, 2006, all reimbursements to the affiliate of the Managing General Partner for these expenses have been paid.

The Partnership made a Limited Partner distribution from cash available for distribution of $3,000,000 during the year ended March 31, 2005.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2006 and 2005 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net Income per financial statements                                            $      359,029         $     287,240

Equity in income of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes               20,413,086             3,219,446

Equity in income (losses) of Local Limited Partnerships not recognized
   for financial reporting purposes                                                   386,955            (3,471,129)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        59,204               (66,759)

Amortization for tax purposes in excess of amortization
   or financial reporting purposes                                                   (602,439)             (555,401)

Recovery of provision for valuation of advances to Local Limited
   Partnerships not recognized for tax purposes                                             -              (235,106)

Bad debt expense recognized for tax purposes                                         (915,937)             (166,973)

Gain or disposal of investments in Local Limited Partnerships for tax
   purposes in excess of gain for financial reporting purposes                          8,554            14,339,515

Cash distributions included in net income for financial reporting purposes                  -                (5,000)
                                                                               --------------         -------------

Net Income per tax return                                                      $   19,708,452         $  13,345,833
                                                                               ==============         =============

The differences in the assets and liabilities of the Partnership for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively are as follows:

                                                               Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes                Differences

Investments in Local Limited Partnerships                   $            -     $   (18,643,789)         $   18,643,789
                                                            ==============     ===============          ==============
Other assets                                                $    3,088,311     $     9,680,083          $   (6,591,772)
                                                            ==============     ===============          ==============
Liabilities                                                 $       15,163     $        68,146          $      (52,983)
                                                            ==============     ===============          ==============



                BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Federal Income Taxes (continued)

The differences in assets and liabilities of the Partnership for financial reporting purposes are primarily attributable to the following: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $3,307,000 greater than for financial reporting purposes. In addition, for financial reporting purposes, the Partnership has not recognized approximately $15,046,000 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $453,000 and (iii) organizational and offering costs of approximately $6,165,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Partnership represent more than 20% of the Partnership's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Hazel-Winthrop Apartments Limited Partnership                              2005                       2004
---------------------------------------------                        --------------               --------

Total Assets                                                                   N/A                $   1,599,065
Total Liabilities                                                              N/A                $   2,135,942
Revenue                                                              $     396,600                $     375,868
Net Loss                                                             $     (30,896)               $     (79,569)

Michael J. Dobens Limited Partnership I                                    2005                       2004
---------------------------------------                              --------------               --------

Total Assets                                                                   N/A                $     690,263
Total Liabilities                                                              N/A                $     844,859
Revenue                                                                        N/A                $     185,516
Net Loss                                                                       N/A                $      (8,214)


8.   Subsequent Event

Subsequent to March 31, 2006, the foreclosure of the Partnership's interest in one Local Limited Partnership, Cass House was finalized.