Form 10QSB
period 2006-06-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2006-08-14
CIK 810663

Microsoft Word 11.0.5604;







August 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 0-16796


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

For the quarterly period ended                June 30, 2006
                                       -----------------------------------

                                              OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                     to


                     Commission file number 0-16796
                                            -------

           Boston Financial Qualified Housing Limited Partnership
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                        Delaware                   04-2947737
-----------------------------------------    ----------------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)



   101 Arch Street, Boston, Massachusetts              02110-1106
-----------------------------------------------   ---------------------
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                        -------------------

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

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                             TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2006                                               1

         Statements of Operations (Unaudited) - For the Three
            Months Ended June 30, 2006 and 2005                                                  2

         Statement of Changes in Partners' Equity
            (Unaudited) - For the Three Months Ended June 30, 2006                               3

         Statements of Cash Flows (Unaudited) - For the Three Months
            Ended June 30, 2006 and 2005                                                         4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  7

PART II - OTHER INFORMATION


Items 1-6                                                                                       14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  17


           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                               BALANCE SHEET
                                June 30, 2006
                                (Unaudited)






Assets

Cash and cash equivalents                                                                         $     2,250,517
Investment securities, at fair value                                                                      990,234
Investment in Local Limited Partnership (Note 1)                                                                -
Other assets                                                                                               15,266
                                                                                                  ---------------
   Total Assets                                                                                   $     3,256,017
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliate                                                                                  $         5,391
Accrued expenses                                                                                           58,828
                                                                                                  ---------------
   Total Liabilities                                                                                       64,219
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,198,789
Net unrealized losses on investment securities                                                             (6,991)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,191,798
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,256,017
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.





                                         BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                                        STATEMENTS OF OPERATIONS
                                           For the Three Months Ended June 30, 2006 and 2005
                                                                     (Unaudited)



                                                                                 2006                     2005
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         40,604        $         19,521
   Other                                                                             11,334                  60,713
                                                                           ----------------        ----------------
     Total Revenue                                                                   51,938                  80,234
                                                                           ----------------        ----------------

Expense:
   General and administrative (includes
     reimbursements to an affiliate in the amount of $5,391 and $13,425 in 2006 and

     2005, respectively)                                                             49,575                  47,926
                                                                           ----------------        ----------------
     Total Expense                                                                   49,575                  47,926
                                                                           ----------------        ----------------


Income before equity in income of Local Limited Partnerships and gain on disposal of investments in Local Limited

   Partnerships                                                                       2,363                  32,308


Equity in income of Local Limited Partnerships (Note 1)                                   -                       -

Gain on sale of investments in Local Limited
   Partnerships (Note 1)                                                            114,187                  25,783
                                                                           ----------------        ----------------


Net Income                                                                 $        116,550        $         58,091
                                                                           ================        ================


Net Income allocated:

   General Partners                                                        $          1,165        $            581
   Limited Partners                                                                 115,385                  57,510
                                                                           ----------------        ----------------
                                                                           $        116,550        $         58,091
                                                                           ================        ================

Net Income per Limited Partner Unit

   (50,000 Units)                                                          $           2.31        $           1.15
                                                                           ================        ================

The accompanying notes are an integral part of these financial statements.


                                 BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                               STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                               For the Three Months Ended June 30, 2006
                                                                     (Unaudited)





                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses          Total
                                               -------------     --------------     --------------     -------------     -----------

Balance at March 31, 2006                      $      30,731     $        4,648     $    3,046,860     $      (9,091)   $ 3,073,148
                                               -------------     --------------     --------------     -------------   ------------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities

    available for sale                                  -                  -                  -             2,100          2,100
  Net Income                                           1,165                  -            115,385                 -        116,550
                                               -------------     --------------     --------------     -------------    -----------
Comprehensive Income                                   1,165                  -            115,385             2,100        118,650
                                               -------------     --------------     --------------     -------------     ----------

Balance at June 30, 2006                       $      31,896     $        4,648     $    3,162,245     $      (6,991)    $3,191,798
                                               =============     ==============     ==============     =============     ==========

The accompanying notes are an integral part of these financial statements.




                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS
                           For the Three Months Ended June 30, 2006 and 2005
                                             (Unaudited)





                                                                                 2006              2005
                                                                             -------------    ----------------

Net cash provided by operating activities                                    $      45,979       $      31,270

Net cash provided by (used for) investing activities                               439,187            (642,919)
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                               485,166            (611,649)

Cash and cash equivalents, beginning                                             1,765,351           2,744,233
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   2,250,517       $   2,132,584
                                                                             =============       =============
The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                  NOTES TO THE FINANCIAL STATEMENTS
                            (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

1.   Investment in Local Limited Partnership

The Partnership has limited partnership interest in one Local Limited Partnership which was organized for the purpose of owning and operating multi-family housing complexes, which are government assisted. The Partnership's ownership interest in the Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnership at the end of the Compliance Period at a nominal price. In the event that the Local Limited Partnership is sold to a third party or upon dissolution of the Local Limited Partnership, the proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

The following is a summary of investment in the Local Limited Partnership at June 30, 2006:

Capital contributions and advances paid to the Local Limited Partnership
   and purchase price paid to withdrawing partners of Local Limited Partnership                      $    2,048,750

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $5,079)                                                                        (2,223,222)

Cumulative cash distributions received from the Local Limited Partnership                                   (31,445)
                                                                                                     --------------

Investment in the Local Limited Partnership before adjustments                                             (205,917)

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            288,520

   Cumulative amortization of acquisition fees and expenses                                                 (66,194)
                                                                                                     --------------

Investment in the Local Limited Partnership before valuation allowance                                       16,409

Valuation allowance on investment in the Local Limited Partnership                                          (16,409)
                                                                                                     --------------

Investment in the Local Limited Partnership                                                          $            -
                                                                                                     ==============

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                             (Unaudited)


1. Investment in Local Limited Partnership (continued)

The Partnership has recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Partnership's share of net income of the Local Limited Partnerships for the three months ended June 30, 2006, is $64,012. For the three months ended June 30, 2006, the Partnership has not recognized $267,480 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses and cumulative distributions exceeded its total investment in this Local Limited Partnership. Previously unrecognized losses of $331,492 were included in losses recognized in the three months ended June 30, 2006.

The Partnership's interests in one of its investments in Local Limited Partnerships was disposed of during the quarter ended June 30, 2006, resulting in no gains.

During the three months ended June 30, 2006, the Partnership received additional proceeds from the sale of its interest in two Local Limited Partnerships during prior years, resulting in the recognition of a net gain of $114,187.

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


The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE"). The Partnership is involved with the VIE as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of the VIE, it accounts for its investment in the Local Limited Partnership using the equity method of accounting. As a result of its involvement with the VIE, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIE ($0 at June 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing other-than-temporary declines in values of its investment in Local Limited Partnership. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Partnership's financial statements. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources

At June 30, 2006, the Partnership has cash and cash equivalents of $2,250,517, as compared with $1,765,351 at March 31, 2006. The increase is primarily attributable to the maturity of investment securities, and proceeds from the disposal of investments in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, $3,240,751 of cash, cash equivalents and investment securities has been designated as Reserves.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------


To date, professional fees relating to various Property issues totaling approximately $964,000 have been paid from Reserves. In the event the Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.


The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,355,000 of operating funds and proceeds from disposal of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment. Thus, as of June 30, 2006, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.

Cash distributions


No cash distributions were made to Limited Partners during the three months ended June 30, 2006. The Partnership is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.


Results of Operations


The Partnership's results of operations for the three months ended June 30, 2006 resulted in net income of $116,550, as compared to net income of $58,091 for the same period in 2005. The increase in net income is primarily due to an increase in investment income and an increase in gain on sale of investments in Local Limited Partnerships, offset by increases in general and administrative expenses, and a decrease in other income. The increase in investment income relates to the timing of distributions received by the Partnership from Local Limited Partnerships, offset by a decrease in distributions from Local Limited Partnerships with carrying values of zero. The gain on sale of investments in the current year was greater than the gain on sale of investments in the prior year. General and administrative costs increased primarily due to increased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnerships.


Portfolio Update


The Partnership was formed on January 22, 1987 under the laws of the State of Delaware for the primary purpose of investing, as a limited partner, in Local Limited Partnerships, each of which owns and operates apartment complexes benefiting from some form of federal, state or local assistance program and each of which qualifies for low-income housing tax credits. The Partnership's objectives are to: (i) provide current tax benefits in the form of Tax Credits

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update (continued)
---------------------------

which qualified investors may use to offset their federal income tax liability;
(ii) preserve and protect the Partnership's capital; (iii) provide limited cash distributions from property operations which are not expected to constitute taxable income during Partnership operations; and (iv) provide cash distributions from sale or refinancing transactions.

As of June 30, 2006, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the Property in which the Partnership has an interest expired on December 31, 2002. The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnership. It is unlikely that the disposition of this Local Limited Partnership interest will generate any material cash distributions to the Partnership. One of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the three months ended June 30, 2006.


The Managing General Partner will continue to closely monitor the operations of the remaining Property. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.


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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
---------------------------

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.


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

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. Concurrent with this transfer, the Property's name was changed to Manhattan Park. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004 and on January 3, 2005 the Partnership transferred its remaining 2% interest. On April 28, 2005, the Partnership received proceeds of approximately $26,000 and on May 5, 2006 the Partnership received additional proceeds of approximately $64,000, bring the total net sales proceeds to approximately $90,000. The transfer of the Partnership's interest in this Property resulted in taxable income of approximately $4,514,000, or $90 per Unit.


As previously reported, Verdean Gardens and Cass House/Roxbury Hills, located in New Bedford, Massachusetts and Boston, Massachusetts, respectively, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties, including Verdean Gardens and Cass House/Roxbury Hills, structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODLs"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODLs from its portfolio of seventy-seven

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------


subsidized properties. In addition, effective March 1, 2003, MHFA cancelled SHARP payments for the rest of the state's fiscal year (September 20, 2003) or any subsequent fiscal years. The State did not reinstate payments for FY 2004 (September 21, 2003 to September 20, 2004). Properties unable to make full debt service payments were declared in default by MHFA.


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


As previously reported, on March 24, 2006 the first mortgage lender initiated foreclosure proceedings on Cass House through a Notice of Sale. On April 26, 2006 the first mortgage lender foreclosed on Cass House. Foreclosure had the same impact on the Partnership that a transfer of the Partnership's interest to the Local General Partner would have had given the fact that the Property generated its final year of Tax Credits during 1999, the Compliance Period ended in 2002 and there was no deemed value in excess of debt. This foreclosure will result in 2006 taxable income projected to be approximately $19,600,000 or $392 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in this Local Limited Partnership. As of June 30, 2006, the Partnership has received payments totaling $150,000, leaving a balance of $350,000 on the note. If necessary, the Managing General Partner may enter into a discounted payoff agreement on the note in an effort to terminate the Partnership, increase the probability of payment, or minimize the cost in collecting the remaining $350,000 of the $500,000 agreed upon sales price. Because the unpaid amount is contingent on cash flow levels that may not be achieved and the timing and amounts, if any, of future payments are uncertain, the Partnership has not recorded a receivable on its balance sheet. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement.

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

As previously reported, the Managing General Partner is currently working with the Local General Partner of Park Terrace, located in Dundalk, Maryland, in developing an exit strategy that, if successful, would allow the Partnership to transfer its interest in the Partnership's final Local Limited Partnership in 2006.

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

                      (b) Reports on Form 8-K - No reports on Form 8-K were
                    filed during the quarter ended June 30, 2006

           BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   August 14,  2006                 BOSTON FINANCIAL QUALIFIED HOUSING
                                          LIMITED PARTNERSHIP

                                          By:  29 Franklin Street, Inc.,
                                          its Managing General Partner


                                          /s/Jenny  Netzer
                                          Jenny Netzer
                                          ExecutiveVice President
                                          MMA Financial, Inc.






<