Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2006-09-05
CIK 810663

Microsoft Word 11.0.6502;







September 5, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549


       Boston Financial Qualified Housing Limited Partnership
       Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-16796


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

                                  FORM 10-KSB/A
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2004
                         ----------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          to


    Commission file number 0-16796

                   Boston Financial Qualified Housing Limited Partnership
               (Exact name of registrant as specified in its charter)

             Delaware                             04-2947737
------------------------------------------   --------------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------        ----------------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code           (617) 439-3911
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by nonaffiliates of the registrant.
                                         $50,000,000 as of March 31, 2004
                                          --------------------------------

OCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.


                                                                                Part of Report on
                                                                                Form 10-KSB/A into
                                                                                Which the Document
Documents incorporated by reference                                             is Incorporated
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

Prospectus - Sections Entitled:

     "Estimated Use of Proceeds"                                                Part III, Item 13

     "Management Compensation and Fees"                                         Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
      Credits and Cash Distributions"                                           Part III, Item 13



                                Explanatory Note

On June 30, 2004, Boston Financial Qualified Housing Limited Partnership (the "Partnership") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Partnership hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

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

PART III

       Item 9     Directors and Executive Officers
                  of the Registrant                                                     K-19
       Item 10    Management Remuneration                                               K-20
       Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                 K-20
       Item 12    Certain Relationships and Related
                  Transactions                                                          K-20
       Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                   K-22
       Item 14    Principal Accountant Fees and Services                                K-22

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




                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------

Barrington Manor
   Limited Partnership
Barrington Manor
Fargo, ND                  18          $  175,200       $    175,200         $    533,073             Section 8            89%

Bingham Family Housing
   Associates (1) (A Limited
   Partnership)
Bingham
Bingham, ME

Birmingham Housing Associates (1)
   (A Limited Partnership)
Birmingham Village
Randolph, ME

MB Bittersweet Associates Limited
   Partnership (1)
Bittersweet
Randolph, MA

Boulevard Commons
   Limited Partnership
Boulevard Commons
Chicago, IL               212           4,527,850          4,527,850           10,447,050             Section 8            87%

Michael J. Dobens
   Limited Partnership I
Brentwood Manor II
Nashua, NH                 22             300,000            300,000              659,596             Section 8           100%



                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------

Cass House Associates Limited
   Partnership
Cass House/Roxbury Hills
Boston, MA                  111            2,141,090        2,141,090         13,885,548               None               84%

Chestnut Lane Limited
   Partnership (1)
Chestnut Lane
Newnan, GA

Coronado Courts Limited
   Partnership (1)
Coronado Courts
Douglas, AZ

Glennville Properties (1)
   (A Limited Partnership)
Country Estates
Glennville, GA

600 Dakota Properties (1)
   Limited Partnership
600 Dakota
Wahpeton, ND

Delmar Housing Associates (1)
   Limited Partnership
Delmar
Gillette, WY



                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------

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

Hughes Apartments
   Limited Partnership (1)
Hughes
Mandan, ND


                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------
2004

Lakeview Heights Apartments,
   Ltd. (1) (A Limited Partnership)
Lakeview Heights
Clearfield, UT

Logan Plaza Associates (1)
(A Limited Partnership)
Logan Plaza
New York, NY

New Medford Hotel Associates
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

Perryville Associates I, L.P. (1)
   (A Limited Partnership)
Hillcrest III
Perryville, MO

Pine Village Limited Partnership (1)
   (A Limited Partnership)
Pine Village
Pine Mountain, GA


                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------

Rolling Green Housing Associates,  (1)
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

Sundance Housing Associates, (1)
   Ltd. (A Limited Partnership)
Sierra Vista
Aurora, CO

Talbot Village Limited Partnership
   (A Limited Partnership) (1)
Talbot Village
Talbotton, GA

Terrace Housing Associates, (1)
   Ltd. (a Limited Partnership)
Terrace
Oklahoma City, OK

Trenton Apartments, Ltd. (1)
   (A Limited Partnership)
Trenton
Salt Lake City, UT


                                             Capital Contributions
Local Limited Partnership                Total              Paid             Mtge. Loans                            Occupancy at
Property Name              Number of    Committed at      Through            Payable at              Type of         March 31,
Property Location        Apts. Units    March 31, 2004   March 31, 2004     December 31, 2003        Subsidy *          2004
------------------     ---------------- --------------  -----------------  -------------------   --------------    -------------
2004

Verdean Gardens Associates Limited
   Partnership
Verdean Gardens
New Bedford, MA             110           2,409,000         2,409,000          7,151,923               None             78%

Willowpeg Village Limited Partnership (1)
Willowpeg Village
Rincon, GA

Windsor Court Housing Associates, (1)
   Ltd. (a Limited Partnership)
Windsor Court
Aurora, CO
                          -------        ------------      ------------     ------------
                            1,032        $ 15,830,331      $ 15,830,331     $ 53,227,120
                          =======        ============      ============     ============


     * FmHA This subsidy, which is authorized under Section 515 of the Housing Act of 1949, can be one or a combination of different types of financing. For instance, FmHA may provide:
                  1) direct below-market-rate mortgage loans for rural rental housing; 2) mortgage interest subsidies which effectively lower the interest rate of the loan to 1%; 3) a rental assistance subsidy to tenants which allows them to pay no more than 30% of their monthly income as rent with the balance paid by the federal government; or 4) a combination of any of the above.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

As previously reported, Cass House, located in Boston, Massachusetts, and Verdean Gardens, located in New Bedford, Massachusetts, received a subsidy under the State Housing Assistance Rental Program ("SHARP"), which was an important part of their annual income. As originally conceived, the SHARP subsidy was scheduled to decline over time to match increases in net operating income. However, increases in net operating income failed to keep pace with the decline in the SHARP subsidy. Many of the SHARP properties (including Cass House and Verdean Gardens) structured workouts that included additional subsidies in the form of Operating Deficit Loans ("ODL's"). Effective October 1, 1997, the Massachusetts Housing Finance Agency ("MHFA"), which provided the SHARP subsidies, withdrew funding of the ODL's from its portfolio of seventy-seven subsidized properties. In addition, as of March 1, 2003, MHFA cancelled SHARP payments for the rest of the State's fiscal year (June 30, 2003). The State did not reinstate payments for FY 2004 (July 1, 2003 to March 10, 2006). Properties unable to make full debt service payments were declared in default by MHFA. On December 5, 2003, MHFA sent a demand letter to the Local General Partner requiring the Local Limited Partnership to pay the full amount of the mortgage within 35 days. The Local General Partner is currently attempting to negotiate a resolution with MHFA. However, there is little risk to the Partnership since all Tax Credits have been claimed and the Compliance Period ended on December 31, 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------------------

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

Item 14.   Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  21,625         $ 20,087
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

               BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                        CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB/A the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

     By:   Franklin Street 29, Inc.
           its Managing General Partner



     By:   /s/Jenny Netzer                          Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC


     By:   /s/Michael H. Gladstone                    Date:   September 5, 2006
           -----------------------------                      -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

             BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004

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

     Statements of Cash Flows - For the years ended
       March 31, 2004 and 2003                                               F-6

     Notes to the Financial Statements                                       F-7




             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Qualified Housing Limited Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Qualified Housing Limited Partnership (the "Partnership") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Partnership's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Logan Plaza Associates, (A Limited Partnership), New Medford Hotel Associates Limited Partnership and Lakeview Heights Apartments Limited (A Limited Partnership), as of and for the year ended March 31, 2004 and Coronado Courts Limited Partnership, Logan Plaza Associates, (A Limited Partnership), Trenton Apartments, Limited (A Limited Partnership) and Lakeview Heights Apartments Limited (A Limited Partnership) as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Partnership's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                 March 31, 2004




Assets

Cash and cash equivalents                                                                    $   5,633,518
Investments in Local Limited Partnerships (Note 3)                                                       -
Accounts receivable (Note 3)                                                                        37,174
Other assets                                                                                            60
                                                                                             -------------
     Total Assets                                                                            $   5,670,752
                                                                                             =============

Liabilities and Partners' Equity

Due to affiliate (Note 4)                                                                    $     217,194
Accrued expenses                                                                                    17,588
                                                                                             -------------
     Total Liabilities                                                                             234,782
                                                                                             -------------

General, Initial and Investor Limited Partners' Equity                                           5,435,970
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   5,670,752
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                               2004                 2003
Revenue:
   Investment                                                              $      37,750       $      18,097
   Other                                                                          85,413              25,857
                                                                           -------------       -------------
       Total Revenue                                                             123,163              43,954
                                                                           -------------       -------------

Expenses:
   Provision for valuation of advances to Local Limited
     Partnerships (Note 3)                                                             -              54,405
   Provision for valuation of investments in Local Limited
     Partnerships (Note 3)                                                        16,414                   -
   General and administrative (includes reimbursements to
     an affiliate of $267,764 and $342,638 in 2004 and 2003,
     respectively) (Note 4)                                                      420,463             559,953
   Amortization                                                                        -              12,178
                                                                           -------------       -------------
       Total Expenses                                                            436,877             626,536
                                                                           -------------       -------------

Loss before equity in losses of Local Limited Partnerships
   and gain on disposal
   of investments in Local Limited
   Partnerships                                                                 (313,714)           (582,582)

Equity in losses of Local Limited Partnerships (Note 3)                         (101,759)           (357,771)

Gain on disposal of investments in Local Limited
   Partnerships  (Note 3)                                                      2,517,327           3,614,352
                                                                           -------------       -------------

Net Income                                                                 $   2,101,854       $   2,673,999
                                                                           =============       =============

Net Income allocated:
   General Partners                                                        $      21,019       $      26,740
   Limited Partners                                                            2,080,835           2,647,259
                                                                           -------------       -------------
                                                                           $   2,101,854       $   2,673,999
                                                                           =============       =============
Net Income per Limited Partner Unit
   (50,000 Units)                                                          $       41.62       $       52.95
                                                                           =============       =============
The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2004 and 2003




                                                         Initial       Investor            Net
                                          General        Limited        Limited        Unrealized
                                         Partners       Partner        Partners           Gains           Total
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2002               $  (427,894)   $   4,648     $   1,083,363    $     3,316    $      663,433
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -         (3,316)           (3,316)
   Net Income                                26,740            -         2,647,259              -         2,673,999
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income (Loss)                  26,740            -         2,647,259         (3,316)        2,670,683
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2003                  (401,154)       4,648         3,730,622              -         3,334,116
                                        -----------    ---------     -------------    -----------    --------------

Comprehensive Income:
   Change in net unrealized
     gains on marketable
     securities available for sale                -            -                 -              -                 -
   Net Income                                21,019            -         2,080,835              -         2,101,854
                                        -----------    ---------     -------------    -----------    --------------
Comprehensive Income                         21,019            -         2,080,835              -         2,101,854
                                        -----------    ---------     -------------    -----------    --------------

Balance at March 31, 2004               $  (380,135)   $   4,648     $   5,811,457    $         -    $    5,435,970
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

Investments in Local Limited Partnerships (continued)
----------------------------------------------------

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

          BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested as of December 31, 2003 and 2002 (due to the Partnership's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                   2003                  2002
                                                                             ----------------      ---------------
Assets:
   Investment property, net                                                  $     31,884,481      $    56,153,795
   Other assets                                                                     6,221,539           11,784,160
                                                                             ----------------      ---------------
     Total Assets                                                            $     38,106,020      $    67,937,955
                                                                             ================      ===============

Liabilities and Partners' Deficit:
   Mortgage notes payable                                                    $     53,227,120      $    83,489,694
   Other liabilities                                                               28,163,184           27,722,688
                                                                             ----------------      ---------------
     Total Liabilities                                                             81,390,304          111,212,382
                                                                             ----------------      ---------------

Partnership's deficit                                                             (42,087,766)         (42,125,685)
Other partners' deficit                                                            (1,196,518)          (1,148,742)
                                                                             ----------------      ---------------
     Total Partners' Deficit                                                      (43,284,284)         (43,274,427)
                                                                             ----------------      ---------------
     Total Liabilities and Partners' Deficit                                 $     38,106,020      $    67,937,955
                                                                             ================      ===============

Summarized Income Statements - for
the years ended December 31,
                                                                                   2003                  2002
                                                                             ----------------      ---------------

Rental and other revenue                                                     $      8,150,053      $    15,794,523
                                                                             ----------------      ---------------

Expenses:
   Operating                                                                        7,166,619            9,698,585
   Interest                                                                         4,113,152            6,885,643
   Depreciation and amortization                                                    1,781,634            3,779,910
                                                                             ----------------      ---------------
     Total Expenses                                                                13,061,405           20,364,138
                                                                             ----------------      ---------------

Net Loss                                                                     $     (4,911,352)     $   (4,569,615)
                                                                             ================      ===============

Partnership's share of Net Loss (2002 includes prior year adjustments)       $    (4,862,237)   $      (4,552,261)
                                                                             =================    ================
Other partners' share of Net Loss                                            $        (49,115)     $      (45,694)
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

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2004 and 2003 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                        2004            2003
                                                                                    ------------   ------------

Net Income per financial statements                                                 $   2,101,854  $   2,673,999

Equity in losses of Local Limited Partnerships for financial
   reporting purposes in excess of equity in losses for tax purposes                    9,695,136      1,757,053

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                    (4,760,478)    (4,194,490)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                           (28,859)       452,710

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                      (555,525)      (120,251)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                                 -         54,405

Provision for valuation of investments in Local Limited Partnerships
   not deductible for tax purposes                                                         16,414              -

Bad debt expense recognized for tax purposes                                             (123,492)             -

Gain on disposal of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                                 (840,956)    (4,106,748)

Cash distributions included in net income for financial reporting purposes                (71,972)       (74,804)
                                                                                    -------------  -------------

Net Income (Loss) per tax return                                                    $   5,432,122  $  (3,558,126)
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