Form 10QSB
period 2006-09-30
BOSTON FINANCIAL QUALIFIED HOUSING LTD PARTNERSHIP
filed 2006-11-14
CIK 810663

Microsoft Word 11.0.6502;








November 14, 2006





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549



Re:    Boston Financial Qualified Housing Limited Partnership
       Report on Form 10-QSB for the Quarter Ended September 30, 2006

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


For the quarterly period ended             September 30, 2006
                                      -------------------------------------




                                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                     to


                         Commission file number 0-16796
                                                -------

              Boston Financial Qualified Housing Limited Partnership
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                            04-2947737
-------------------------------     ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)              Identification No.)


   101 Arch Street, Boston, Massachusetts          02110-1106
-----------------------------------------------    ---------------------
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
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

                     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP



                                                         TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements


         Balance Sheet (Unaudited) - September 30, 2006                                          1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended September 30, 2006 and 2005                                             2

         Statement of Changes in Partners' Equity
            (Unaudited) - For the Six Months Ended September 30, 2006                            3

         Statements of Cash Flows (Unaudited) - For the Six Months
            Ended September 30, 2006 and 2005                                                    4


         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  7

PART II - OTHER INFORMATION


Items 1-6                                                                                       15

SIGNATURE                                                                                       16

CERTIFICATIONS                                                                                  18


                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                     BALANCE SHEET

                                    September 30, 2006
                                     (Unaudited)







         Assets


Cash and cash equivalents                                                                         $     2,565,611
Investment securities, at fair value                                                                      669,595
Investment in Local Limited Partnership (Note 1)                                                                -
Other assets                                                                                               19,133
                                                                                                  ---------------
   Total Assets                                                                                   $     3,254,339
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliate                                                                                  $        10,781
Accrued expenses                                                                                           51,831
                                                                                                  ---------------
   Total Liabilities                                                                                       62,612
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,195,209
Net unrealized losses on investment securities                                                             (3,482)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,191,727
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,254,339
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


                                    STATEMENTS OF OPERATIONS

               For the Three and Six Months Ended September 30, 2006 and 2005
                                           (Unaudited)



                                                            Three Months Ended                         Six Months Ended
                                                     September 30,          September 30,       September 30,         September 30,
                                                         2006                   2005                2006                  2005
                                                   ----------------      ----------------     ----------------      ---------------
Revenue
   Investment                                      $         38,102      $         26,002     $         78,706      $        45,523
   Other                                                          -                     -               11,334               60,713
                                                   ----------------      ----------------     ----------------      ---------------
       Total Revenue                                         38,102                26,002               90,040              106,236
                                                   ----------------      ----------------     ----------------      ---------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $10,781 and
     $25,264 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                           41,682                42,449               91,257               90,375
                                                   ----------------      ----------------     ----------------      ---------------
       Total Expenses                                        41,682                42,449               91,257               90,375
                                                   ----------------      ----------------     ----------------      ---------------

Income (Loss) before equity in losses of Local Limited Partnerships and gain on disposal of investments in Local
   Limited Partnerships                                      (3,580)              (16,447)              (1,217)              15,861

Equity in losses of Local Limited
   Partnerships (Note 1)                                          -                     -                    -                    -

Gain on disposal of investments in Local
   Limited Partnerships (Note 1)                                  -                32,638              114,187               58,421
                                                   ----------------      ----------------     ----------------      ---------------

Net Income (Loss)                                  $         (3,580)     $         16,191     $        112,970      $        74,282
                                                   ================      ================     ================      ===============

Net Income (Loss) allocated:
   General Partners                                $            (35)     $            162     $          1,130      $           743
   Limited Partners                                          (3,545)               16,029              111,840               73,539
                                                   ----------------      ----------------     ----------------      ---------------
                                                   $         (3,580)     $         16,191     $        112,970      $        74,282
                                                   ================      ================     ================      ===============

Net Income (Loss) Per Limited Partner
   Unit (50,000) Units                             $          (0.07)     $             .32    $           2.24      $          1.47
                                                   ================      =================    ================      ===============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the Six Months Ended September 30, 2006
                             (Unaudited)






                                                                     Initial           Investor             Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners            Partner           Partners            Losses             Total
                                               -------------     --------------     --------------     -------------     ----------

Balance at March 31, 2006                      $      30,731     $        4,648     $    3,046,860     $      (9,091)   $ 3,073,148
                                               -------------     --------------     --------------     -------------    -----------

Comprehensive Income:
  Change in net unrealized
       losses on investment securities

       available for sale                                  -                  -                  -             5,609          5,609
  Net Income                                           1,130                  -            111,840                 -        112,970
                                               -------------     --------------     --------------     -------------     ----------
Comprehensive Income                                   1,130                  -            111,840             5,609        118,579
                                               -------------     --------------     --------------     -------------     ----------

Balance at September 30, 2006                  $      31,861     $        4,648     $    3,158,700     $      (3,482)   $ 3,191,727
                                               =============     ==============     ==============     =============     ==========


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP
                                        STATEMENTS OF CASH FLOWS

                      For the Six Months Ended September 30, 2006 and 2005

                                        (Unaudited)





                                                                                 2006                 2005
                                                                             -------------      --------------


Net cash provided by operating activities                                    $      36,073       $       1,697

Net cash provided by (used for) investing activities                               764,187          (1,254,432)
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                               800,260          (1,252,735)

Cash and cash equivalents, beginning                                             1,765,351           2,744,233
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   2,565,611       $   1,491,498
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


The Managing General Partner of the Partnership has elected to report results of the Local Limited Partnerships in which Partnership has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.


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


The following is a summary of investment in the Local Limited Partnership at September 30, 2006:


Capital contributions and advances paid to the Local Limited Partnership

   and purchase price paid to withdrawing partners of Local Limited Partnership                           2,048,750


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $499,481)                                                                      (2,223,222)

Cumulative cash distributions received from the Local Limited Partnership                                   (31,445)
                                                                                                     --------------

Investment in the Local Limited Partnership before adjustments                                             (205,917)


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                            288,520

   Cumulative amortization of acquisition fees and expenses                                                 (66,194)
                                                                                                     --------------

Investment in the Local Limited Partnership before valuation allowance                                       16,409

Valuation allowance on investment in the Local Limited Partnership                                          (16,409)
                                                                                                     --------------


Investment in the Local Limited Partnership                                                          $            -
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


The Partnership's share of net income of the Local Limited Partnerships for the six months ended September 30, 2006, is $507,662. For the six months ended September 30, 2006, the Partnership has not recognized $507,662 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and cumulative distributions exceeded its total investment in the Local Limited Partnerships.

The Partnership's interests in one of its investments in Local Limited Partnerships were disposed of during the six months ended September 30, 2006, resulting in no gains.

During the six months ended September 30, 2006, the Partnership received additional proceeds from the sale of its interest in two Local Limited Partnerships during prior years, resulting in the recognition of a net gain of $114,187.

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


The Local Limited Partnership in which the Partnership invests is a Variable Interest Entity ("VIE"). The Partnership is involved with the VIE as a non-controlling limited partner equity holder. Because the Partnership is not the primary beneficiary of the VIE, it accounts for its investment in the Local Limited Partnership using the equity method of accounting. As a result of its involvement with the VIE, the Partnership's exposure to economic and financial statement losses is limited to its investments in the VIE ($0 at September 30, 2006). The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "other revenue" in the accompanying financial statements.

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


Liquidity and Capital Resources


At September 30, 2006, the Partnership has cash and cash equivalents of $2,565,611, as compared with $1,765,351 at March 31, 2006. The increase is primarily attributable to the maturity of investment securities, and proceeds from the disposal of investments in Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, $3,235,206 of cash, cash equivalents and investment securities has been designated as Reserves.

   BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------


To date, professional fees relating to various Property issues totaling approximately $964,000 have been paid from Reserves. In the event the Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Partnership has advanced approximately $1,499,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, the deferral of expenses paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions. To date, the Partnership has used approximately $3,350,000 of operating funds and proceeds from disposal of investments in Local Limited Partnerships to replenish Reserves.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to the Local Limited Partnership beyond its specified investment. Thus, as of September 30, 2006, the Partnership had no contractual or other obligation to the Local Limited Partnership which had not been paid or provided for.


Cash distributions


No cash distributions were made to Limited Partners during the six months ended September 30, 2006. The Partnership is currently working on disposing of its interest in the remaining Local Limited Partnership during the next three months. This disposition may result in cash available for distribution, but due to the uncertainty of the sale, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2005 Property operations, the Local Limited Partnership is not expected to distribute significant amounts of cash to the Partnership because such amounts will be needed to fund Property operating costs. In addition, the Property benefits from some type of federal or state subsidy and, as a consequence, is subject to restrictions on cash distributions.


Results of Operations


Three Months Ended

The Partnership's results of operations for the three months ended September 30, 2006 resulted in net loss of $3,580, as compared to net income of $16,191 for the same period in 2005. The decrease in net income is primarily due to a decrease in gain on disposal of investments in Local Limited Partnerships, offset by an increase in income. There was no gain on disposal of investments recorded in the current period but there was a gain on disposal of investments recorded in the prior year. The increase in investment income is due to an increase in the average balance of funds held for investment.

      BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Six Months Ended

The Partnership's results of operations for the six months ended September 30, 2006 resulted in net income of $112,970, as compared to net income of $74,282 for the same period in 2005. The increase in net income is primarily due to an increase in gain on sale of investments in Local Limited Partnerships and offset by a decrease in investment income. The gain on disposal of investments in the current year was greater than the gain on disposal of investments in the prior year. The decrease in investment income relates to the timing of distributions received by the Partnership from Local Limited Partnerships, offset by a decrease in distributions from Local Limited Partnerships and carrying values of zero.

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

As of September 30, 2006, the Partnership's investment portfolio consisted of a limited partnership interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits, net of recapture, of approximately $1,633 per Limited Partner Unit. The aggregate amount of Tax Credits generated by the Partnership was consistent with the objective specified in the Partnership's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in recapture of a portion of the Property's Tax Credits. The Compliance Period of the Property in which the Partnership has an interest expired on December 31, 2002. The Managing General Partner has negotiated an agreement that will ultimately allow the Partnership to dispose of its interest in the remaining Local Limited Partnership. It is unlikely that the disposition of this Local Limited Partnership interest will generate any material cash distributions to the Partnership. One of the Local Limited Partnerships in which the Partnership had an interest was disposed of during the six months ended September 30, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

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

On August 24, 2004, the Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

     BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update continued)
--------------------------

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


Property Discussions


As previously reported, the Local General Partner of Barrington Manor, located in Fargo, North Dakota, expressed to the Managing General Partner concerns over the long-term financial health of the Property. In response to these concerns and to reduce possible future risk, the Managing General Partner consummated the transfer of 50% of the Partnership's capital and profits in the Local Limited Partnership to an affiliate of the Local General Partner in November 1997. The Managing General Partner had the right to transfer the Partnership's remaining interest to the Local General Partner any time after one year from the initial transfer. Due to subsequent transfers by the Local General Partner of its interest in the Local Limited Partnership, the Managing General Partner had the right to transfer the remaining Local Limited Partnership interest as of December 1, 2001. The Partnership transferred its remaining 50% interest in the Local Limited Partnership on September 15, 2005. The transfer resulted in 2005 taxable income of $57,091, or $1.14 per Unit. The Property generated its final year of Tax Credits during 1998, and the Compliance Period ended in 2003. The Partnership no longer has an interest in this Property.

As previously reported, the existing workout agreement between Pebble Creek, located in Arlington, Texas, and HUD expired May 31, 1998. In December 1999, the Local General Partner signed a Provisional Workout Agreement (PWA) with HUD. As part of the PWA, the Partnership assumed the out-of-pocket costs of the workout of approximately $700,000. During the third quarter of 2000, the Managing General Partner secured HUD approval for a potential "Mark to Market" restructuring. On March 18, 2002, a commitment letter for Mark-to-Market restructuring was executed. As part of the restructuring commitment, HUD approved the transfer of the Local General Partner and Limited Partner interests. On March 26, 2002, the Local General Partner was replaced and the Managing General Partner, on behalf of the Partnership, transferred 48.5% of the Partnership's interest in the Local Limited Partnership to the replacement Local General Partner. Concurrent with this transfer, the Property's name was changed to Manhattan Park. On January 2, 2004, the Managing General Partner transferred an additional 48.5% of the Partnership's interest to the Local General Partner. The Partnership had the right to fully dispose of its interest in the Local Limited Partnership as of March 27, 2004 and on January 3, 2005 the Partnership transferred its remaining 2% interest. On April 28, 2005, the Partnership received proceeds of approximately $26,000 and on May 5, 2006 the Partnership received additional proceeds of approximately $64,000, bringing the total net sales proceeds to approximately $90,000. The transfer of the Partnership's interest in this Property resulted in taxable income of approximately $4,514,000, or $90 per Unit. The Partnership no longer has an interest in this Local Limited Partnership.

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

As previously reported, although Coronado Courts, located in Douglas, Arizona, maintained a high level of occupancy and operations remained strong, HUD-approved rent increases had not kept pace with the increase in operating expenses. Additionally, the local housing authority discontinued its policy of paying 80% of the rent on vacant units. The Property generated its last year of Tax Credits during 1997. During the second quarter of 2002, the Property's outstanding mortgage indebtedness was refinanced. In conjunction with this refinancing, the Managing General Partner negotiated an agreement that would ultimately transfer ownership of the interest in the

    BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

Local Limited Partnership to an affiliate of the Local General Partner. The Partnership had the right to put its interest to the designated entity anytime during the 24-month period beginning January 1, 2003. The Managing General Partner exercised the put on behalf of the Partnership in February 2003. The put price of the Partnership's interest was $500,000, payable in the form of a non-interest bearing note, with annual payments from available cash flow. The Partnership therefore no longer has an interest in this Local Limited Partnership. As of September 30, 2006, the Partnership has received payments totaling $150,000, leaving an unpaid balance of $350,000 on the note. If necessary, the Managing General Partner may enter into a discounted payoff agreement on the note in an effort to terminate the Partnership, increase the probability of payment, or minimize the cost in collecting the remaining balance. Because the unpaid amount is contingent on cash flow levels that may not be achieved and the timing and amounts, if any, of future payments are uncertain, the Partnership has not recorded a receivable on its balance sheet. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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


                      (b) Reports on Form 8-K - No reports on Form 8-K were
                    filed during the quarter ended September 30, 2006

                  BOSTON FINANCIAL QUALIFIED HOUSING LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:   November 14,  2006         BOSTON FINANCIAL QUALIFIED HOUSING
                                    LIMITED PARTNERSHIP



                                   By:  29 Franklin Street, Inc.,
                                        its Managing General Partner



                                        /s/Gary Mentesana
                                        Gary Mentesana
                                        President
                                        29 Franklin Street, Inc.